Form 10KSB
period 2006-10-31
INTERNATIONAL FOOD & WINE CONSULTANTS, INC.
filed 2007-02-13
CIK 1371916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-136487

International Food and Wine Consultants, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	13-3513270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 East 28th Street
New York, NY	10016
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: 212–779–1921

Securities registered under Section 12(b) of the Act:

Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒   No ☐  (except that Registrant became subject to the Exchange Act on December 15, 2006 upon effectiveness of Registration Statement on Form SB-2)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes  ☒  No

State Issuer’s revenues for its most recent year: $95,195 as of October 31, 2006.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 9, 2007 is 10,000,000 shares, all of one class, $.001 par value per share.  Of this number, 560,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or any national exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 560,000 shares held by non-affiliates, based upon the book value as of October 31, 2006 is less than $.01 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐  NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format    ☐  Yes  ☐  No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

A broker dealer/market maker has made a Form 211 filing with the NASD to obtain a trading symbol for our common stock so that the shares may be quoted on the Over-the-Counter Bulletin Board. No assurances can be given as to whether a trading symbol will be issued.

Item 1.

DESCRIPTION OF BUSINESS

International Food and Wine Consultants, Inc. was incorporated in 1989 by Mary Beth Clark under the laws of the State of New York and became a Nevada corporation on July 11, 2006.  A significant portion of our business operates under the d/b/a The International Cooking School of Italian Food and Wine. We currently function primarily as an educational and vacation firm in Bologna, Italy and have also provided consulting services to:

•

Companies engaged in the manufacture of food preparation equipment,

•

Companies engaged in the distribution of food and/or wine products, and

•

Food services companies, including resorts, hotels, and restaurants.

We currently offer a variety of programs to teach Italian cuisine preparation at locations in Italy. We have programs for both amateurs and more experienced cooks. However, we are not a professional culinary arts training school and our programs are not designed to train professional chefs. Our courses teach both the history and techniques of Italian cuisine.

Our business is intended to take advantage of the experience, contacts and reputation of our founder, Mary Beth Clark, who has more than 30 years’ experience in the field of culinary arts. Since 1979, she has been a consultant for major food, wine, cookware, publishing, and retail corporations. Most of these consulting engagements came about because of her reputation as a cooking teacher and food writer. In the past those engagements that she accepted have been small enough in scope that she could perform them entirely herself. With additional resources, the scope of these engagements could potentially be expanded considerably, although no assurances can be given that this will occur.

Cooking School

Our cooking school was founded by our president, Mary Beth Clark, and is based in Bologna, Italy. It operates under the d/b/a The International Cooking School of Italian Food and Wine. It has been in continuous operation since 1987. Mary Beth Clark is an award–winning cooking teacher, chef and author. The August 1992 edition of Bon Appetit magazine named The International Cooking School of Italian Food and Wine as offering the “Best Cooking Class Vacations” of all of the cooking schools in Italy. She is a founding member and served three terms on the board of directors of the New York Association of Culinary Professionals, and, as executive vice president–programs, developed the continuing “Educate the Educator” series and the Scholarship Committee. She travels extensively in Europe, Asia and Africa researching food, wine and restaurants.

We offer hands on cooking lessons, food and wine tasting opportunities and some touring through historical towns in Italy. A typical schedule for a week of classes that include excursions is:

Day-To-Day Itinerary

Sunday

•

Check into your hotel in Bologna's Historic Center.

•

Take a late afternoon Insider's Walking Tour of the "Heart of the City" with Romanesque and Gothic palaces, museums and medieval towers.

•

Have dinner at one of Bologna's classic restaurant, prepared just for us.

Monday

•

Shop in Bologna's outdoor market for seasonal ingredients for our cooking class.

•

Visit leading Italian specialty food and cookware.

•

Attend our hands-on cooking classes. During the week with us, participants will make more than 25 Italian recipes from l'antipasto through dolce. Participants learn professional techniques for making authentic classic and new-style dishes, including Risotto con Tartufo, pesce, agnello, Salsa di Tartufo (perfect for fish, turkey and chicken), biscotti, torta.

•

Participate in truffle tasting which pairs excellent wines.

Tuesday

•

Attend cooking classes from morning through afternoon cooking class, mastering techniques and delectable dishes.

Wednesday

•

See the production of Parmigiano-Reggiano made only in Emilia-Romagna; learn how it is traditionally aged for years and taste with the award-winning casaro (cheese master).

•

Visit one of the few traditional artisan makers of culatello and take a lesson on how it is made and aged for one year. Prized for its superior flavor, silken texture and almost transparent ruby-color, culatello is the "filetto" of prosciutto.

•

Drive to Alba, Italy's premier Truffle Capital.

•

Check into hotel.

Thursday

•

Meet enologists (masters of wine and wine making) at an award-winning winery in Piedmont and taste wines while discussing the harvest.

•

Attend a class given by Executive Chefs teaching their signature dishes from one of Alba's best Michelin-star restaurant.

•

Have dinner composed of Piedmont's delectable, refined cucina with great wines.

Friday

•

Participate in white truffle hunt on private grounds with our third-generation trifolau (truffle hunter) and his dogs.

•

Drive through the Langhe Hills and acres of flourishing vines to a renowned winery for a private meeting and tasting with award-winning enologists.

•

Drive through the hills to an award-winning Michelin-star restaurant for our Grand Finale.

Saturday

•

Visit the White Truffle Fair.

•

Drive to Milano and check into hotel.

Sunday

•

Visit antique markets and sight-see.

Our programs have four, six and seven day options with prices ranging from $1,995 to $3,695, which includes accommodations at local hotels. We offer a slightly reduced fee for "tasters" joining in restaurant meals, class meals and excursions, but not participating in hands-on cooking classes. All payments must be in United States dollars and received prior to the beginning of the start of a class. We provide a limited number of scholarships through the James Beard Foundation, C–Cap and other programs for under–privileged teenagers and adults thinking of pursuing a career in culinary arts.

We currently conduct classes during the months of May, June, September and October. Most of our participants are Americans who link class participation with vacations.  Classes may have up to 20 participants but are designed to breakeven with seven or eight participants.

Because our participants are primarily Americans who link class participation with vacations, our success is closely linked to economic conditions that impact on leisure time activities and by political and world events that affect international travel. We believe that we were badly impacted by the terrorist events occurring on September 11, 2001 and the subsequent acts of terrorism in Spain which we believe sharply reduced the number of American vacationers traveling to Europe.

Marketing and Competition

Our limited resources have limited our marketing activities to an Internet site at www.internationalcookingschool.com, print ads in magazines such as La Cucina Italiana and Gourmet and word of mouth. Over the years, we have received favorable mention in a number of newspapers and magazines including The New York Times–Living Section, Travel Section and Business Section of the Atlanta Journal & Constitution, Bon Appetit, Chicago Tribune, Cincinnati Post, Civilta del Bere, Cooking Light , Denver Post, Globe and Mail, Gourmet, Italian Wine & Spirits, La Gola, San Francisco Chronicle, USA Today, The Good Cook, Berlitz’ Travel Guides, Fodor’s, Frommer’s Travel Guides: Italy, Peterson’s Guides, Alitalia Airlines Magazine, TV Food Network and Lifetime Cable .

We face competition from a large number of other cooking schools and most other vacation tours and programs. We have not done any research, but believe that the number of competitors is large, and our portion of the market is extremely small. Many of these competitors have substantially greater personnel resources and name recognition than do we as well as substantially greater financial resources. There can be no assurances that we will be able to compete effectively in this marketplace.

We may attempt to increase our marketing by working with vacation and tour operators and expanding advertising if and when resources permit which currently appears unlikely.

Consulting and Writing

In previous years, we performed a variety of consulting and writing engagements. Our activity in these areas was sharply reduced after the events of September 11, 2001 which adversely impacted our cooking school enrollment and reduced our resources. Our goal is to once again seek and participate in these activities if and when resources permit. Our president, Mary Beth Clark, has a strong background to assist in developing this side of our business.

She has served a variety of clients including Revere Ware, Bloomingdale’s, The New York Metabolic Group, Macy’s, Tuferol, Tedeschi Winery, The New York Times, Pearl Cruises of Scandinavia, The Italian Trade Commission, City of New York, Nivea and The Rockefeller Foundation.

Specific engagements have included:

•

In–store promotion of bottled, dried and fresh products for a major department store and a foreign food retailer. This entailed all recipe development and food preparation for a special takeout foods section, on–site demonstrations and press party;

•

Developing and teaching cooking–lecture series on Asian and Southeast Asian cuisines;

•

Developing and teaching food/cooking program for Jobward Bound students at La Guardia Community College;

•

Editing and reader’s analysis of consumer/trade ingredient and cookbook proposals and manuscripts for major publishing houses;

•

Creating and implementing blind taste tests, in–depth research and recipe development;

•

Creating and instructing food and cooking regimens for patients on special food allergy diets;

•

Designing trade show demonstrations, recipes, brochures and product testing for major cookware and food manufacturers; and

•

Acting as a spokesperson for Italian cheeses.

Ms. Clark has contributed to food and wine publications and is author of Trattoria, which was a selection, in 1995, of Homestyle Books, division of Book–of–the–Month club. As a feature writer for six years for the Journal of Italian Food, Wine & Travel, she wrote on Italian food and wine, travel in Italy and distinctive Italian restaurants. Her articles, recipes and commentary appear in a wide variety of other publications, including Bon Appetit, Cooking Light, The New York Times, Food & Wine and USA Today.

Consulting engagements and writing have not been material in recent years. However, we are considering seeking more such engagements if class participation decreases.

Employees

At February 9, 2007, we had one employee, Mary Beth Clark, who devotes fulltime to us. She does not have a contract or employment agreement. We use chefs and other contractors in Italy who are engaged on short-term bases without written agreements.

Item 2.

DESCRIPTION OF PROPERTY

We currently operate out of office space located at 201 East 28th Street, New York, NY 10016, which serves as our principal address and is provided to us by our president. The space is located in a rented apartment that also serves as our president’s principal residence when she is in New York.  There is no written lease. Rent expense was $18,420 in 2006 and $14,294 in 2005.   We rent kitchen facilities in Italy on short-term bases without lease agreements.

Item 3.

LEGAL PROCEEDINGS

We are not party to any pending, or to our knowledge, threatened litigation of any type

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in December 2006. There is no established public market for the shares of our common stock.  A symbol was assigned for our securities on January 5, 2007 so that our securities are listed for trading on the OTCBB as maintained by the NASD under symbol IFWC.  There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on February 9,, 2007, there were 40 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

 There is no established trading market for our common stock.  Application to quote the shares of our common stock on the OTCBB was accepted on January 5, 2007. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

General Market Risks

There is no established public market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. We have 10,000,000 common shares outstanding of which 8,700,000 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 99,000,000 authorized shares of common stock, of which 10,000,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 89,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  "forward-looking  statements"  which can be identified by the use of forward-looking  terminology such as "believes," "expects,"  "may," "should" or  "anticipates"  or the negative  thereof or other variations thereon or comparable terminology,  or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we have made with the Securities and Exchange Commission.

Overview

We conduct cooking classes in Italy during the months of May, June, September and October.  Our programs have four, six and seven day options with prices ranging from $1,995 to $3,695, which includes accommodations at local hotels. The participants in these classes are mostly Americans who generally link their participation in the classes with vacations in Italy. Substantially all of our revenue is derived from the fees paid to us by class participants. Therefore, our success or failure in financial terms is linked entirely to the number of participants who enroll in each class. We have used the same activities to solicit class attendance for the last several years. These activities consist of use of a website, limited print advertising and relying on word of mouth from past participants. Our success in attracting American vacationers is closely linked to economic conditions that impact on leisure time activities and by political and world events that affect international travel. We believe that we were badly impacted by the terrorist events occurring on September 11, 2001 and the subsequent acts and potential of terrorism in Spain and England which, in our opinion, sharply reduced the number of American vacationers traveling to Europe.

Operations

We cannot predict what our level of activity will be over the next 12 months because we do not know how many class participants that we will get. In 2006, we had 28 paying participants and conducted 20 classes compared to 63 participants and 32 classes in 2005.  We do not know all of the reasons for the decrease in 2006. However, we believe that highly publicized coverage of potential terrorist activities in London in August 2006 had an impact on the number of enrollees in August and September because we did not receive any registrations in the months of September and October. We also believe that weakness of the dollar compared to the Euro impacted potential enrollees who would have combined attending our classes with a vacation in Europe. We generally get a low level of repeat attendees, and have some participants who attend on scholarships.

A summary of operations for the years ended October 31, 2006 and 2005 follows:

	2006	2005

Revenue	$95,195	$211,455
Cost of sales	80,075	149,652
Gross Profit	15,120	61,793

Costs and Expenses:
Selling and administrative	61,084	48,606

Net Income (Loss)	$(45,964)	$13,187

Our costs relate principally to the direct costs of operating our cooking classes in Italy which is directly linked to the number of participants and, to a lesser extent, the mix of classes. These costs are principally composed of hotel costs, costs for chefs and others needed to operate our programs, and supplies. These costs amounted to $80,075 in 2006 and $149,652 in 2005. All staff members in Italy are independent contractors. Our other costs relate principally to marketing, rent and administration.

There is no way to predict the precise number of enrollees until classes are about to be conducted.  During 2006 we had significantly fewer enrollees than in prior years which resulted in last minute decisions of canceling classes and reducing the number of days over which classes were conducted. This policy reduced the level of costs compared to the level incurred over a normal schedule of classes.  In addition, our president will waive her compensation and loan us amounts to cover any remaining shortfalls.  If the number of enrollees decreases for several class periods, we may need a source of cash to continue our business. In addition, IFW would require some financing for marketing and advertising to increase participants and expand our operations. There is no way of predicting amounts that would be needed or provide assurance that financing will be available or found. However, it is unlikely cash needs would exceed $100,000, with a significant portion to be used for marketing to increase participation. We believe that we can expand operations by 50% in terms of participants without significant incremental costs. These costs would be for recipe binders, aprons, ingredients and wines, restaurant meals, and recipe copies. To go beyond 50% our current fixed costs would increase significantly because there would be a need for more facilities, buses and more accommodation costs to cover time needed by Ms. Clark to teach the larger number of classes.

If our cash level needed to maintain basic operations exceeds $50,000, there is a reasonable likelihood that we would discontinue operations.

Liquidity – As of October 31, 2006 (See Subsequent Event Hereinafter)

IFW does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to continue our operations at our current level because we do not have a capital-intensive business plan, and our fixed cost level is low. We would need some form of financing if class participation decreased significantly, and we decide to conduct similar numbers of classes as in the past. Private capital, if sought, will be sought from former business associates of our president or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares to compensate employees/consultants and independent contractors wherever possible. If we are successful in using restricted shares to satisfy operating obligations, it will help our cash flow and possibly enable us to meet some or all of the obligations of being a public company without needing other sources of financing. We believe that operations are generating sufficient cash to continue operations for the next 12 months from the date of this prospectus if participation levels remain similar to past levels.

We became subject to the reporting requirements of the Exchange Act of 1934 in December 2006. We will incur ongoing expenses associated with the professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs may approximate up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors by issuing stock options and/or restricted shares of our stock instead of cash to settle obligations, although there can be no assurances that we will be successful in any of those efforts.

Our president has agreed to defer compensation otherwise payable to her so as to permit us to remain viable and further agreed to loan us amounts necessary to meet our expenses if sufficient revenues are not generated to pay our costs and expenses. If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when we have the financial resources to do so. As of October 31, 2006 the amount owed to our president was $10,264 which was a loan used to cover operating expenses in 2006. From a practical perspective, our president lacks the personal resources to provide aggregate loans in excess of $60,000.

If we try to expand our business, we would need to commence an advertising or marketing program or link with a tour operator in order to become more visible and known to potential class participants. If we decide to do this, we will start with a modest marketing budget of $50,000 or less and measure the results for a full season before moving on. We would need to receive financing to do this.

Subsequent Event

In late January 2007, our President owning 9,400,000 Issuer’s shares and a Director owning 40,000 of our shares entered into a non-binding Term Sheet regarding a certain Buyer’s expressed intent to buy such 9,440,000 shares as well as certain additional shares owned by persons who are not part of Issuer’s management team.  While the Term Sheet is non-binding, the closing of such transaction (which is subject to, among other things, entry into a Stock Purchase Agreement and compliance with each of the warranties and representations, as shall be contained therein) would result in a change of (i) control of the Issuer; (ii) change of management; and (iii) entry into an unrelated business.

If and when this occurs, the Issuer intends to timely file the necessary Form 8-K detailing the transaction.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended October 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes , and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements , and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

Our significant accounting policies are described in Note 2 to the financial statements.

Seasonality

Substantially all of our business currently takes place during the months of May, June, September and October.

Risk Factors

Risks Related to the Business

1.

IFW may need financing which may not be available. Absent financing, our future activities will be limited or discontinued.

IFW has not established a source of equity or debt financing. Our need for cash is entirely dependent on the number of people who enroll in our classes. In general, we can breakeven with regard to variable cash outlays with eight to ten participants in each individual class. Fewer enrollees result in greater needs for cash because many costs are fixed and fewer enrollees result in less cash receipts. We estimate that if we run eight weeks of classes, the approximate minimum amount of costs that would be incurred is $75,000 made up principally of airfare costs, meals and lodging for Ms. Clark, kitchen and facilities costs and bus costs for the class trips. This cost does not provide any salary or compensation for Ms. Clark. If we assume compensation and rent requirements of $70,000, then total minimum costs are $145,000. There is no way to predict the number of enrollees until classes are about to be conducted.  If the number of enrollees decreases for several class periods, we may need a source of cash to continue our business. In addition, IFW would require some financing for marketing and advertising to increase participants and expand our operations. There is no way of predicting amounts that would be needed or provide assurance that financing will be available or found. However, it is unlikely cash needs would exceed $100,000, with a significant portion to be used for marketing to increase participation. We believe that we can expand operations 50% in terms of participants without significant incremental costs. These costs would be for recipe binders, aprons, ingredients and wines, restaurant meals, and recipe copies. To go beyond 50% our current fixed costs would increase significantly because there would be a need for more facilities, buses and more accommodation costs to cover time needed by Ms. Clark to teach the larger number of classes.

If our cash level needed to maintain basic operations exceeds $50,000, there is a likelihood that we would discontinue operations.

If we are unable to increase revenue or obtain financing during periods when we incur losses or if the financing that we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail our operations or seek business opportunities through some form of as yet unidentified strategic alliance that, in all probability, would dilute the interest of existing stockholders. Through October 31, 2006 no IFW officer, director, or affiliate has had any preliminary contact or discussions with, nor are there any current plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise. See however, “Subsequent Event” subsection to “Liquidity”.

2.

IFW’s operations are heavily dependent on economic and political events and news. Events that impact the numbers of Americans vacationing in Europe or the dollar exchange rate against the euro could result in losses and ultimately the discontinuation of our business.

IFW’s principal business has been and will continue to be its cooking classes conducted in Italy. The participants are almost all Americans who attend the classes in conjunction with a vacation or recreational activity. The overwhelming portion of people who register for our courses consist of Americans who are vacationing in Europe. Political events such as acts of terrorism, especially those occurring on airlines or in Europe, appear to impact negatively the number of Americans who choose to engage in European vacations. We believe that the demand for our services was severely and negatively impacted by the terrorist actions on September 11, 2001, the subsequent terrorist attack in Spain in 2004 and terrorist activities in England in 2006 because fewer people who were likely to enroll in our classes were vacationing in Europe. Similarly, declines in the value of the United States dollar compared to the Euro and declines in the US economy reduce the demand for an expensive, discretionary recreational option for many people. If the leisure travel market were to be disrupted due to economic conditions or reluctance of people to travel due to hostilities or renewed terrorism, our revenues would be reduced significantly. If reductions were to continue for two or more future years, we would have to evaluate carefully whether to continue conducting classes.

 3.

IFW is and will continue to be completely dependent on the services of our founder and president, Mary Beth Clark, the loss of whose services would likely cause our business operations to cease.

IFW’s business strategy is completely dependent upon the knowledge, reputation and business contacts of Mary Beth Clark, our president. If we were to lose the services of Ms. Clark, it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained.

Our chief executive officer and sole employee, Mary Beth Clark, is entirely responsible for the execution of our business. She is under no contractual obligation to remain employed by us. If she should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without Ms. Clark or an appropriate replacement(s). We intend to acquire “key–man” life insurance on the life of Ms. Clark naming us as the beneficiary when and if we obtain the resources to do so and Ms. Clark remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors who provide services for us in Italy.

4.

We will need additional, qualified personnel in order to expand our business. Without additional personnel, we will not be able to expand our business.

Expanding our business entails increasing the number of classes offered and the number of class participants. To increase these numbers, we will need instructors other than our president. The number of instructors needed will be directly related to the number of class participants. These instructors would have to be knowledgeable in a wide range of food preparation and cooking and also have the ability to teach and make participants enjoy their experience. We have not done any research as to the availability or cost of qualified personnel, but believe that each person would require a salary of at least $60,000. There is no way of determining the likelihood of finding and being able to afford and hire persons meeting these credentials.

5.

Our revenues and operating results fluctuate significantly from quarter to quarter, which may cause our stock price to decline.

We conduct classes in Italy during the spring and fall months of the year. Substantially all of our revenue during recent years is realized during those months. We have realized substantially no revenue during other months in recent years. In addition, results from year-to-year vary significantly based on political and economic events. As a result of these and other factors, we believe that period-to-period comparisons of our operating results are not meaningful in the short term and that you should not rely upon our performance in a particular period as an indication of our performance in any future period.

6.

The ability of our president to control our business limits minority shareholders’ ability to influence corporate affairs.

Our president currently beneficially owns 94% of our outstanding common stock. Because of her beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and all other business decisions. The minority shareholders would have no way of overriding decisions made by our president. The level of control may also cause the market value of our shares to be lower than it may be without a high level of control.

7.

Ms. Clark, our president and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to timely meet Exchange Act reporting requirements is dependent to a degree upon others.

Ms. Clark, our president who holds five executive positions with us, including chief financial officer and principal accounting officer, has no meaningful accounting or financial reporting education or experience. She is heavily dependent on advisors and consultants to ensure accurate financial reporting and effective internal controls. Therefore, she is dependent on the knowledge and experience of the consultants. Also, despite the best of intentions, she may not question or bring certain facts and information to the attention of the consultants because she does not know of the potential significance of those facts and information. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

8.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending October 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

9.

We have only two directors which limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, one of which is our president and chairman. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives her significant control over all corporate issues.

Until we have a larger board of directors which would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

10.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

We became subject to the reporting requirements of the Exchange Act of '34 in December 2006. As a result, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs may approximate up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce and possibly eliminate our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

11.

We do not know whether we will be successful in using restricted shares of our common stock to satisfy certain costs. If we are not successful, our cash flow may be insufficient to meet all costs which could result in the discontinuance of our business.

We will attempt to use noncash means of settling obligations and compensate independent contractors who assist us in complying with our obligations as a public company and as independent contractors and suppliers to the operating portions of our business. This noncash compensation will principally be through the issuance of negotiated and agreed upon number of restricted shares of our common stock. There is no way of predicting the likelihood of success of our efforts in this regard. If we are only partially successful, it is unlikely that we will be able to fund any marketing or advertising programs which would be necessary to expand our business.  If we are generally unsuccessful and the number of class participants decreases at the same time that cash is required to meet all of our public company related expenses, we may have to cease operations.

Risks Related to Our Common Stock

12.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock which our board has authority to issue without further stockholder action or vote.

We have no committed source of financing. On occasion, our board of directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (99,000,000) but unissued (89,000,000) shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of IFW because the shares may be issued to parties or entities committed to supporting existing management.

13.

Currently there is no established  public market for our securities, and there can be no assurances that any established public market will ever develop.

There is currently (and never has been) any established public market whatsoever for our securities.   An application with the NASD to quote the shares of our common stock on the OTC Bulletin Board ("OTCBB") maintained by the NASD was accepted on January 5, 2007.     Even though we have been approved for OTCBB listing, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of IFW and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities.

14.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders as corporate resources may be expended for the benefit of directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of IFW. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us for the benefit of directors that we will be unable to recoup.

We have been advised that in the opinion of the SEC, this type of indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether  indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors are likely to materially reduce the market and price for our shares, if such a market ever develops.

15.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will for the foreseeable future be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by the NASD.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9, establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The above-referenced requirements will create a lack of liquidity, making trading difficult or impossible, and accordingly, shareholders may find it difficult to dispose of our shares.

Because of these regulations and market abuses, many broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

16.

The market for penny stocks has experienced numerous frauds and abuses which could cause investors in our stock to lose some or all of their investment.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Because of the high level of risk involved in investing in penny stocks, the SEC created Rule 15g-2, which makes it "unlawful for a broker or dealer to effect a transaction in any penny stock for or with the account of a customer unless, prior to effecting such transaction, the broker or dealer has furnished to the customer a document containing the information set forth in Schedule 15G, Rule 15g-100, and has obtained from the customer a manually signed and dated written acknowledgement of receipt of the document." Schedule 15G describes the format, style, and content of the information to be provided to the penny stock customer. The cover page must be titled "Important Information on Penny Stocks." Additional required information alerts the investor to the risk of investing in penny stocks and to information that must be provided by the seller. Broker duties and rights and remedies available to the investor are described, and further information on the nature and risk of penny stocks is provided. If violations of these Penny Stock Rules occur, remedies to the investors include seeking rescission of their purchase of shares made through their brokerage account.

Real or perceived frauds involving penny stocks can result in legal actions by shareholders or others whose interests have been hurt against those thought to be responsible. These legal actions could name us and/or our directors as defendants. Legal actions of this type would hurt us in several ways. The time and cost needed to defend such a case would seriously limit our ability to conduct our regular business activities. Adverse publicity brought about by a suit, even one not naming us as a defendant, is likely to cause the price of our common stock to decline.

17.

If a market develops for our shares, Rule 144 sales may depress prices in that market.

Currently, 8,700,000 shares held by our president are not registered but are subject to resale under Rule 144.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period (at least one year) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person during the 90 days preceding sale) after the restricted securities have been held by the owner for a period of two years.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

18.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

19.

Provisions of our articles of incorporation and/or Nevada law could deter a change of our management which could discourage or delay offers to acquire us.

Provisions of our articles of incorporation and/or Nevada law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors.  In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control.

As a Nevada corporation, we are subject to certain provisions of the Nevada Business Corporation Law anti-takeover rules and which permits us to inhibit the likelihood of a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of us, including an acquisition in which our shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so.

20.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate their control over IFW.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .001 per share. The specific terms of the preferred stock have not been determined, including:

•

designations;

•

preferences;

•

conversions rights;

•

cumulative, relative;

•

participating; and

•

optional or other rights, including:

•

voting rights;

•

qualifications;

•

limitations; or

•

restrictions of the preferred stock

Our board of directors is entitled to authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.  This form of securities is commonly referred to as “blanket preferred.”

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of IFW or make removal of management more difficult. As a result, the board of directors' ability to issue preferred stock may discourage the potential hostility of an acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

For all of the foregoing reasons and others set forth herein, an investment in IFW’s securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Item 7.

FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 34.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 24, 2007, IFW dismissed its independent registered public accounting firm, Most & Company, LLP (“Mostco”).

The reports of Mostco on the financial statements of the Registrant for the fiscal year ended October 31, 2005 and for the years ended October 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change independent registered public accounting firms was approved by the members of the Board of Directors of the Registrant.

During the Registrant’s two most recent fiscal years and the subsequent interim periods through January 24, 2007, there were no disagreements with Mostco on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mostco, would have caused it to make reference thereto in its reports on the financial statements for such years.

The Registrant provided Mostco with a copy of this Current Report and has requested that it furnish the Registrant with a letter addressed to the Securities & Exchange Commission stating whether it agrees with the above statements.

Effective January 24, 2007, the Registrant has engaged Li & Company, PC as its new independent certified public accounting firm to audit the Registrant’s financial statements. Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Regulation S-B Item 304(a)(2).

Item 8A.

CONTROLS AND PROCEDURES

Ms. Mary Beth Clark currently serves as our chief executive officer and our chief financial officer (the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us.  She has concluded (based upon her evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Form 10-KSB is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of her evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.

OTHER INFORMATION

NONE

PART III

Item 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our management consists of:

Name	Age	Title

Mary Beth Clark	55	Chairman, president, CEO, CFO, secretary and principal accounting officer

B. Alva Schoomer	73	Director

Mary Beth Clark – Founded us in 1987 and has been our president and fulltime employee since inception. She holds a BS from the University of Wisconsin.

 B. Alva Schoomer – became a director in 2006. Dr. Schoomer has been an independent consultant for the past five years. Prior to 1988, Dr. Schoomer held executive positions with W.P. Carey & Co., Inc., Innovation Investors (a partnership underwritten by Shearson Lehman), RAC Information Systems, Inc., Greenwich Research Associates, A. G. Becker & Co., and the American Stock Exchange. Dr. Schoomer holds a Ph.D. in chemistry and physics from the California Institute of Technology. Dr. Schoomer is also the president of Innocap, Inc., a development stage and currently inactive public company (not yet listed for trading) and had been president of BAS Consulting, Inc., a development stage consulting firm, from 2002 to 2005, which company is now known as AIDA Pharmaceuticals Co., Ltd. and trades on the OTCBB under the symbol “AIDA.”

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Both directors’ terms of office expire on July 31, 2007. All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist) serve at the discretion of the board. Currently, directors receive no compensation.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the IFW board of directors will establish an audit committee and a compensation committee.  The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by IFW for any accountable expenses incurred in attending directors' meetings provided that IFW has the resources to pay these fees.  IFW will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 10.

Executive Compensation

No officer, director or employee has received compensation of $100,000, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

We currently have no formal written salary arrangement with our president.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
					Restricted	Securities
	Year			Other	Stock	Underlying	LTIP
Name and	Ended		Bonus	Annual	Award(s)	Options/	Payouts	All Other
Principal Position	Oct. 31	Salary ($)	($)	Compensation ($)	($)	SARs (#)	($)	Compensation ($)

Mary Beth Clark	2006	-	-	-	-	-	-	-
President	2005	-	-	-	-	-	-	-

B. Alva Schoomer	2006	-	-
Director

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of February 9, 2007 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner [1]	Number of Shares Beneficially Owned [2]	Percent of Class
Mary Beth Clark	9,400,000	94
B. Alva Schoomer	40,000.4

Officers and Directors as a group ( 2 members)	9,440,000	94.4

1.The address for each person is 201 East 28 th Street, Suite 15B, New York, NY 10016.

2. Unless otherwise indicated, IFW believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Shareholder Matters

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks.  Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests. These provisions are described below.

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Nevada Revised Statutes ("NRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

▪

listed on a national securities exchange,

▪

included in the national market system by the National Association of Securities Dealers, or

▪

held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights . Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of (1) the articles of incorporation, and all amendments thereto, (2) bylaws and all amendments thereto; and (3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively. In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual reports on Form 10-KSB. This form is required to be filed with the Securities and Exchange Commission within 90 days of the close of each fiscal year following the effectiveness of our registration statement of which this prospectus is a part, absent timely request for 15 calendar day extension. You can view these and our other filings at www.sec.gov in the "EDGAR" database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An "acquiring person" means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. "Controlling interest" means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. "Control shares" means the company's outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our Company and its shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our Articles of Incorporation or Bylaws relating to the acquisition of a controlling interest in the Company.

Our Articles of Incorporation and Bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an "interested shareholder." As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise. By this registration statement, we are registering our common stock under Section 12(g) of the Exchange Act.

These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our Board of Directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NSR 78.423 as someone who is either:

▪

the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

▪

our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently operate out of office space located at 201 East 28 th Street, Suite 15B, New York, NY 10016 provided by our president. There is no written lease. Rent expense was $18,420 in 2006 and $14,294 in 2005.

IFW has entered into written agreements regarding: (i) our president deferring compensation if necessary; (ii) its president lending funds to it if necessary.  As of October 31, 2006 the amount owed to our president was $10,264.

Item 13.

EXHIBITS

31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant Section 906 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer And Chief Financial Officer

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal years ended October 31, 2006 and 2005 were $7,500 and $7,500, respectively.

Audit-Related Fees

During the years ended October 31, 2006 and 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the years ended October 31, 2006 and 2005, our principal accountant did not render tax services.

All Other Fees

During the years ended October 31, 2006 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Mary Beth Clark

Mary Beth Clark

Title: President and Chief Financial Officer

Date:

February 12, 2007

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Food and Wine Consultants, Inc.

New York, NY

We have audited the accompanying balance sheet of International Food and Wine Consultants, Inc. as of October 31, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the years ended October 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food and Wine Consultants, Inc., as of October 31, 2006 and the results of its operations and its cash flows for the years ended October 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that International Food and Wine Consultants, Inc.  will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit of $45,964 at October 31, 2006 and had a net loss and cash used in operations of $45,964 and $24,467, respectively, in 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

February 11, 2007

International Food and Wine Consultants, Inc.

Balance Sheet

October 31, 2006

ASSETS

Current Assets:

Cash	$3,654
Total Current Assets	3,654

Equipment	34,019
Accumulated depreciation	(32,744)
Net	1,275

TOTAL ASSETS	$4,929

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$29,223
Loan from officer	10,264
Total Current Liabilities	39,487

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock: $0.001 par value; authorized: 99,000,000 shares; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	1,406
Accumulated deficit	(45,964)
Total Stockholders’ Deficit	(34,558)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,929

See accompanying notes to financial statements.

 International Food and Wine Consultants, Inc.

Statements of Operations

For the Years Ended October 31 2006 and 2005

	2006	2005

Revenue	$95,195	$211,445
Cost of sales	80,075	149,652
Gross Profit	15,120	61,793

Selling and administrative	(61,084)	(48,606)

Net Income (Loss)	$(45,964)	$13,187

Net income (loss) per share - Basic and diluted	$(0.00)	$0.00
Basic and diluted weighted average number of common shares outstanding	9,626,849	9,400,000

See accompanying notes to financial statements.

International Food and Wine Consultants, Inc.

Statement of Stockholders’ Equity

	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance, October 31, 2004	9,400,000	$ 9,400	$ 600	$ (12,381)	$ (2,381)

Net income – 2005	-	-	-	13,187	13,187

Transfer of all undistributed earnings during period of S corporation period	-	-	806	(806)	-

Balance, October 31, 2005	9,400,000	9,400	1,406	-	10,806

Sale of shares	600,000	600	-	-	600

Net loss – 2006	-	-	-	(45,964)	(45,964)

Balance, October 31, 2006	10,000,000	$ 10,000	$ 1,406	$ (45,964)	$ (34,558)

See accompanying notes to financial statements.

International Food and Wine Consultants, Inc.

Statements of Cash Flows

For the Years Ended October 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(45,964)	$13,187
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	2,053	2,715
Increase in accounts payable and accrued expenses	19,444	9,504
Other	-	595
Net Cash Provided (Used) by Operating Activities	(24,467)	26,001

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	600	-
Repayment of loans to officer	-	(9,729)
Loans from officer	7,486	-
Net Cash Provided (Used) by Financing Activities	8,086	(9,729)

INCREASE (DECREASE) IN CASH:	(16,381)	16,272

CASH AT BEGINNING OF YEAR	20,035	3,763
CASH AT END OF YEAR	$3,654	$20,035

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:

Income taxes	$400	$400

See accompanying notes to financial statements.

International Food and Wine Consultants, Inc.

Notes to the Financial Statements

October 31, 2006

NOTE 1

ORGANIZATION

International Food and Wine Consultants, Inc. was incorporated in 1989 under the laws of the State of New York and became a Nevada corporation on July 11, 2006.  A significant portion of its business operates under the d/b/a The International Cooking School of Italian Food and Wine. The Company currently operates primarily as an educational/ vacation tours to Bologna, Italy.

In late January 2007, the Company’s President owning 9,400,000 Issuer’s shares and a Director owning 40,000 Issuer shares entered into a non-binding Term Sheet regarding a certain Buyer’s expressed intent to buy such shares as well as certain additional shares owned by persons who are not part of the Company’s management team.  While the Term Sheet is non-binding, the closing of such transaction (which is subject to, among other things, entry into a Stock Purchase Agreement and compliance with each of the warranties and representations as shall be contained therein) would result in a change of (i) control of the Company; (ii) change of management; and (iii) entry into an unrelated business.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

a. Year-end

The Company has elected a fiscal year ending on October 31.

b. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

e.  Equipment

Equipment is stated at cost and is being depreciated over the estimated useful lives of the related assets of five years. Depreciation expense was $2,053 and $2,715 for the years ended October 31, 2006 and 2005, respectively.

f.  Revenue Recognition

The Company’s revenue relates to conducting classes in Italian cooking. The program includes class participation, hotel rooms and meals for the class period which generally ranges from three to seven days. In cases in which the Company provides the hotel accommodations and meals, it is completely responsible to vendors for costs incurred. In those cases, it bills a fee to class participants that includes all costs of the program, including accommodations. All revenue related to classes, including accommodations if provided through the program, is recognized when the classes are conducted in conformity with EITF 99-19.

Participation in such classes requires payment in full in United States dollars prior to attending a class. The Company does not have any accounts receivable.

Consulting revenue relates to projects that are very short-term in nature. Such revenue is recognized when projects are completed. Consulting income amounted to $0 in 2006 and $600 in 2005.

g.   Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date

h.  Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

i.  Impairment of Long-Lived Assets

The carrying values of the fixed assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. As of October 31, 2006, no impairment has incurred.

j.  Impact of New Accounting and Reporting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending October 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements , and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

k.  Earnings (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  The Company had no diluted securities.

NOTE 3

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At October 31, 2006, the Company had an accumulated deficit of $45,964 and had a net loss and cash used in operations of $45,964 and $24,467, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management intends to seek as many participants as possible to attend future classes. In order to continue as a going concern, class participation, as a minimum, needs to reach the level realized in 2005. No assurances can be given that that level of class participation will be achieved.

NOTE 4

STOCKHOLDERS’ EQUITY

In June 2006 the Company issued an additional 600,000 shares of common stock to 39 persons at par value of $.001 per share in cash, which totaled $600.

Stock Option Plan

On July 15, 2006, the Board of Directors approved the Company’s 2006 Non-Statutory Stock Option Plan (the “Plan”) under which the Company reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately.  Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might  increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan.  Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

No options or other awards have been issued under the Plan.

NOTE 5

INCOME TAXES

The Company had elected an S corporation for income tax purposes through July 2006. Under the Federal tax regulations for S corporations, principals are taxed separately on their distributive share of the corporation’s taxable income whether or not that income is actually distributed. In accordance with Topic 4B of the Staff Accounting Bulletins issued by the Securities and Exchange Commission all of the Company’s undistributed earnings and losses that occurred during the period in which it was an S corporation have been reclassified to additional paid-in capital.

The Company will account for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NOTE 6

RELATED PARTY TRANSACTIONS

The loan from the Company’s President amounted to $10,264 at October 31, 2006. It is noninterest-bearing and has no specified maturity date.

NOTE 7

SEASONALITY

Substantially all of the Company’s revenue-generating business currently takes place during the months of May, June, September and October