Form 10QSB
period 2007-01-31
INTERNATIONAL FOOD & WINE CONSULTANTS, INC.
filed 2007-03-15
CIK 1371916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended January 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission  file number 333- 136487

International Food and Wine Consultants, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	13-3513270
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Mary Beth Clark, President 201 East 28th Street New York, NY 10016 (Address of principal executive offices)

212–779–1921
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of March 13, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

International Food and Wine Consultants, INC.

International Food and Wine Consultants, Inc.

Balance Sheet

January 31, 2007

(unaudited)

ASSETS

Current Assets:

Cash	$11,115
Total Current Assets	11,115

Equipment	34,019
Accumulated depreciation	(33,021)
Net	998

TOTAL ASSETS	$12,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$29,198
Unearned income	6,600
Loan from officer	33,945
Total Current Liabilities	69,743

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock: $0.001 par value; authorized: 99,000,000 shares; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	1,406
Accumulated deficit	(69,036)
Total Stockholders’ Deficit	(57,630)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,113

See accompanying notes to financial statements.

International Food and Wine Consultants, Inc.

Statements of Operations

For the Three Months Ended January 31, 2007 and 2006

(unaudited)

	2007	2006

Revenue	$600	$1,800
Cost of sales	-	-
Gross Profit	600	1,800

Selling and administrative	23,672	3,453

Net Loss	$(23,072)	$(1,653)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	10,000,000	9,400,000

See accompanying notes to financial statements.

International Food and Wine Consultants, Inc.

Statements of Cash Flows

For the Three Months Ended January 31, 2007 and 2006

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,072)	$(1,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	277	513
Change in net operating assets	6,575	(9,219)
Net Cash Used in Operating Activities	(16,220)	(10,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans to officer	-	(1,500)
Loans from officer	23,681	-
Net Cash Provided by (Used in) Financing Activities	23,681	(1,500)

INCREASE (DECREASE) IN CASH:	7,461	(11,859)

CASH AT BEGINNING OF PERIOD	3,654	20,035
CASH AT END OF PERIOD	$11,115	$8,176

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$125	$-

See accompanying notes to financial statements.

International Food and Wine Consultants, Inc.

Notes to the Financial Statements

January 31, 2007

(Unaudited)

1.

Organization and Operations

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the Year Ended October 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

As part of the plan of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

2.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2007, the Company had an accumulated deficit of $69,036. This factor raises substantial doubt about the Company’s ability to continue as a going concern which is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management intends to seek as many participants as possible to attend future classes. In order to continue as a going concern, class participation, as a minimum, needs to reach the level of participation realized in 2005. No assurances can be given that that level of class participation will be achieved.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

As part of the plan of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

If and when a transaction occurs, the Issuer intends to timely file the necessary report on Form 8-K disclosing the required information about the transaction.

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

We do not conduct any classes during the months of November, December and January. Therefore, we have no class revenue for the three-month periods ended January 31, 2007 and 2006. There is no way to predict the number of enrollees that we will have until classes are about to be conducted.  During 2006 we had significantly fewer enrollees than in prior years which resulted in last minute decisions of canceling classes and reducing the number of days over which classes were conducted. We cannot predict whether that trend will continue in 2007.

Expenses for the three-month periods ended January 31, 2007 and 2006 represent the costs of operating our office, planning for upcoming classes and marketing. Expenses in 2007 consisted of payroll costs of $8,500 and rent of $6,300. All other individual costs were minimal.

Liquidity

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

Our president has agreed to defer compensation otherwise payable to her so as to permit us to remain viable and further agreed to loan us amounts necessary to meet our expenses if sufficient revenues are not generated to pay our costs and expenses. If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when we have the financial resources to do so. As of January 31, 2007, the amount owed to our president was $23,681 which related to funds used to cover operating expenses. From a practical perspective, our president lacks the personal resources to provide aggregate loans in excess of $60,000.

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

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after June 30, 2006.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Seasonality

Substantially all of our business currently takes place during the months of May, June, September and October. There is very little revenue earned in all other months.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Food and Wine Consultants, Inc.

(Registrant)

March 15, 2007

/s/ Mary Beth Clark

Mary Beth Clark

Title: President and Chief Financial Officer