Form 10QSB
period 2007-04-30
INTERNATIONAL FOOD & WINE CONSULTANTS, INC.
filed 2007-05-30
CIK 1371916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended April 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to

Commission file number: 333-136487

International Food and Wine Consultants, Inc.

(Name of Small Business Issuer in Its Charter)

Nevada	13-3513270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14 Charlotte Drive Spring Valley, New York	10977
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (845) 661-0708

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of May 29, 2007, there were 10,000,000 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

International Food and Wine Consultants, Inc.

Balance Sheet
April 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$159
Total Current Assets	159

Equipment	34,019
Accumulated depreciation	(33,229)
Equipment, net	790

TOTAL ASSETS	$949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$28,826
Unearned income	6,600
Loan from officer	30,651
Total Current Liabilities	66,077

Stockholders’ Deficit:
Preferred stock at $0.001 par value;1,000,000 shares authorized, no shares issued and outstanding
Common stock at $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	1,406
Accumulated deficit	(76,534)
Total Stockholders’ Deficit	(65,128)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$949

See accompanying notes to the financial statements.

INTERNATIONAL FOOD AND WINE CONSULTANTS, INC.

Statements of Operations
(Unaudited)

	For the three months ended April 30,		For the six months ended April 30,
	2007	2006	2007	2006

Revenue	$-	$-	$600	$1,800
Cost of revenues	-	-	-	-
Gross Profit	-	-	600	1,800
Selling and administrative	7,498	3,025	31,170	6,425

Net Loss	$(7,498)	$(3,025)	$(30,570)	$(4,625)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	10,000,000	9,400,000	10,000,000	9,400,000

See accompanying notes to the financial statements.

INTERNATIONAL FOOD AND WINE CONSULTANTS, INC.

Statements of Cash Flows
For the Six Months Ended April 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,570)	$(4,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	485	674
Change in net operating assets	6,203	16,335
Net Cash Provided by (Used in) Operating Activities	(23,882)	12,384

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of loans to officer	-	(2,778)
Loans from officer	20,387	-
Net Cash Provided by (Used in) Financing Activities	20,387	(2,778)

INCREASE (DECREASE) IN CASH	(3,495)	9,606

CASH AT BEGINNING OF PERIOD	3,654	20,035
CASH AT END OF PERIOD	$159	$29,641

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Income taxes	$816	$400

See accompanying notes to the financial statements.

INTERNATIONAL FOOD AND WINE CONSULTANTS, INC.

Notes to the Financial Statements
April 30, 2007
(Unaudited)

Note 1 Organization and Operations

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the Year Ended October 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of its current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

Note 2  Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2007, the Company had an accumulated deficit of $76,534. This factor raises substantial doubt about the Company’s ability to continue as a going concern which is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management intends to seek as many participants as possible to attend future classes. In order to continue as a going concern, class participation, as a minimum, needs to reach the level of participation realized in 2005. No assurances can be given that that level of class participation will be achieved.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Operations

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

If and when a transaction occurs, the Company intends to timely file the necessary report on Form 8-K disclosing the required information about the transaction.

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

We do not conduct any classes during the months of February, March and April. Therefore, we have no class revenue for the six-month periods ended April 30, 2007 and 2006. There is no way to predict the number of enrollees that we will have until classes are about to be conducted. During 2006 we had significantly fewer enrollees than in prior years which resulted in last minute decisions of canceling classes and reducing the number of days over which classes were conducted. We cannot predict whether that trend will continue in 2007.

Expenses for the six-month periods ended April 30, 2007 and 2006 represent the costs of operating our office, planning for upcoming classes and marketing. Expenses in 2007 consisted of payroll costs of $12,170 and rent of $11,110. All other individual costs were minimal.

Liquidity

We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to continue our operations at our current level because we do not have a capital-intensive business plan, and our fixed cost level is low. We would need some form of financing if class participation decreased significantly, and we decide to conduct similar numbers of classes as in the past. Private capital, if sought, will be sought from former business associates of our president or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares to compensate employees/consultants and independent contractors wherever possible. If we are successful in using restricted shares to satisfy operating obligations, it will help our cash flow and possibly enable us to meet some or all of the obligations of being a public company without needing other sources of financing. We believe that operations are generating sufficient cash to continue operations for the next 12 months from the date of this prospectus if participation levels remain similar to past levels.

We became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, in December 2006. We will incur ongoing expenses associated with the professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs may approximate up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors by issuing stock options and/or restricted shares of our stock instead of cash to settle obligations, although there can be no assurances that we will be successful in any of those efforts.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended October 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•	that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 156”), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s financial condition and results of operations.

In April 2006, the FASB issued FSP FIN 46R-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Management does not expect this statement to have a significant impact on the Company’s financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement on July 1, 2007. The cumulative the opening balance of retained earnings on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158) . SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (April 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There were no changes in our internal control over financial reporting during the six month period ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 2007	By:	/s/ Hank Cohn
Hank Cohn President (Principal Executive Officer)

Dated: May 29, 2007	By:	/s/ Hank Cohn
Hank Cohn Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.