Form 10QSB/A
period 2007-04-30
INTERNATIONAL FOOD & WINE CONSULTANTS, INC.
filed 2007-08-10
CIK 1371916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(AMENDMENT NO. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended April 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                            to

Commission file number: 333-136487

International Food and Wine Consultants, Inc.

(Name of Small Business Issuer in Its Charter)

Nevada	13-3513270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14 Charlotte Drive Spring Valley, New York	10977
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (845) 661-0708

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 29, 2007, there were 10,000,000 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

International Food and Wine Consultants, Inc.
Balance Sheet
April 30, 2007
(Unaudited)
(Restated)

ASSETS

Current Assets:
Cash	$-
Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses	$1,500
Net liabilities of discontinued operations	65,128
Total Current Liabilities	66,628

Stockholders’ Deficit:
Preferred stock at $0.001 par value;1,000,000 shares authorized, no shares issued and outstanding
Common stock at $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	1,406
Accumulated deficit	(78,034)
Total Stockholders’ Deficit	(66,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

INTERNATIONAL FOOD AND WINE CONSULTANTS, INC.

Statements of Operations
(Unaudited)
(Restated)

	For the three months ended April 30,		For the six months ended April 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross Profit	-	-	-	-

Selling and administrative	1,500	-	1,500	-

Loss from continuing operations before income taxes	(1,500)	-	(1,500)	-
Income taxes	-	-	-	-

Loss from continuing operations	(1,500)	-	(1,500)	-

Loss from discontinued operations, net of tax	(7,498)	(3,025)	(30,570)	(4,625)

Net loss	$(8,998)	$(3,025)	$(32,070)	$(4,625)

Net loss per share - Basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	10,000,000	9,400,000	10,000,000	9,400,000

See accompanying notes to the financial statements.

INTERNATIONAL FOOD AND WINE CONSULTANTS, INC.

Statements of Cash Flows
For the Six Months Ended April 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)

Net loss	$(32,070)	$(4,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	485	674
Change in net operating assets	7,703	16,335
Net Cash Provided by (Used in) Operating Activities	(23,882)	12,384

CASH FLOW FROM INVESTING ACTIVITIES
Cash used in disposition of discontinued operations	(159)	(29,641)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of loans to officer	-	(2,778)
Loans from officer	20,387	-
Net Cash Provided by (Used in) Financing Activities	20,387	(2,778)

NET DECREASE IN CASH	(3,654)	(20,035)

CASH AT BEGINNING OF PERIOD	3,654	20,035
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Income taxes	$816	$400

See accompanying notes to the financial statements.

INTERNATIONAL FOOD AND WINE CONSULTANTS, INC.

Notes to the Financial Statements
April 30, 2007
(Unaudited)
(Restated)

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

Note 2  Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. . At April 30, 2007, the Company is currently inactive and is now seeking merger opportunities. Since March 16, 2007 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 Restatements of Quarterly Financial Statements

On March 16, 2007, the majority shareholder and sole officer and director, Mary Beth Clark, resigned. She was replaced as sole officer and director by Hank Cohn. Mr. Cohn’s first order of business on March 16, 2007 was to cease operations and discontinue all previous business activities.

The following Balance Sheet and Statement of Operations gives effect to the discontinuance of operations as of March 16, 2007 and the accrual of post discontinued accounting fees.

Balance Sheet information:

	April 30, 2007
	As previously reported	Adjustments	As restated
ASSETS

Current Assets:
Cash	$159	(159)	-
Total Current Assets	159	(159)	-

Equipment	34,019	(34,019)	-
Accumulated depreciation	(33,229)	33,229	-
Equipment, net	790	(790)	-

TOTAL ASSETS	$949	(949)	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$28,826	(27,326)	1,500
Unearned income	6,600	(6,600)	-
Loan from officer	30,651	(30,651)	-
Net liabilities of discontinued operations	-	65,128	65,128
Total Current Liabilities	66,077	551	66,628

Stockholders’ Deficit:
Preferred stock at $0.001 par value;1,000,000 shares authorized, no shares issued and outstanding
Common stock at $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	-	10,000
Additional paid-in capital	1,406	-	1,406
Accumulated deficit	(76,534)	(1,500)	(78,034)
Total Stockholders’ Deficit	(65,128)	(1,500)	(66,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$949	(949)	-

Statement of Operations Information:

	For the three months ended April 30, 2007
	As previously reported	Adjustments	As restated
Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-
Selling and administrative	7,498	(5,998)	1,500

Income (loss) from continuing operations before income taxes	(7,498)	5,998	(1,500)
Income taxes	-	-	-
Income (loss) from continuing operations	(7,498)	5,998	(1,500)

Loss from discontinued operations, net of tax	-	(7,498)	(7,498)

Net loss	$(7,498)	$(1,500)	$(8,998)

Net income (loss) per share - basic and diluted
Continuing operations	$(0.00)		$(0.00)
Discontinued operation	$(0.00)		(0.00)
	$(0.00)		$(0.00)
Weighted average number of common shares outstanding - basic and diluted	10,000,000		10,000,000

	For the six months ended April 30, 2007
	As previously reported	Adjustments	As restated
Revenue	$600	(600)	$-
Cost of Revenue	-	-	-
Gross Profit	600	(600)	-

Selling and administrative	31,170	(29,670)	1,500

Loss from continuing operations before income taxes	(30,570)	29,070	(1,500)
Income taxes	-	-	-

Loss from continuing operations	(30,570)	29,070	(1,500)

Loss from discontinued operations, net of tax	-	(30,570)	(30,570)

Net Loss	$(32,070)	$(1,500)	$(32,070)

Net loss per share - Basic and diluted
Continuing operations	$(0.00)	-	$(0.00)
Discontinued operations	0.00	-	0.00
	0.00	-	0.00
Basic and diluted weighted average number of common shares outstanding	10,000,000	-	10,000,000

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

On March 16, 2007, the majority shareholder and sole officer and director, Mary Beth Clark, resigned. She was replaced as sole officer and director by Hank Cohn. Mr. Cohn’s first order of business on March 16, 2007 was to cease operations and discontinue all previous business activities.

Overview

Discontinued expenses for the six-month periods ended April 30, 2007 and 2006 represented the costs of operating the former office, planning for upcoming classes and marketing. Discontinued expenses in 2007 consisted of payroll costs of $12,170 and rent of $11,110. All other individual costs were minimal.

Liquidity

We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding because we have ceased operations, and our fixed cost level is low. We would need some form of financing when operations commence. Private capital, if sought, will be sought from former business associates of our president or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares to compensate employees/consultants and independent contractors wherever possible. If we are successful in using restricted shares to satisfy operating obligations, it will help our cash flow and possibly enable us to meet some or all of the obligations of being a public company without needing other sources of financing.

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

_____________
*     Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August , 2007	By:	/s/ Hank Cohn
Hank Cohn President (Principal Executive Officer)

Dated: August , 2007	By:	/s/ Hank Cohn
Hank Cohn Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
_____________
*	Filed herewith.