Form 10QSB
period 2007-07-31
INTERNATIONAL FOOD & WINE CONSULTANTS, INC.
filed 2007-08-13
CIK 1371916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended July 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number: 333-136487

International Food and Wine Consultants, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware	13-3513270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14 Charlotte Drive Spring Valley, New York	10977
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 10, 2007, there were 10,000,000 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes☐  No ☒

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

International Food and Wine Consultants, Inc.
Balance Sheet
July 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$-
Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses	$3,000
Net liabilities of discontinued operations	65,128
Total Current Liabilities	68,128

Stockholders’ Deficit:
Preferred stock at $0.001 par value;1,000,000 shares authorized, no shares issued and outstanding
Common stock at $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	1,406
Accumulated deficit	(79,534)
Total Stockholders’ Deficit	(68,128)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

INTERNATIONAL FOOD AND WINE CONSULTANTS, INC.
Statements of Operations
(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2007	2006	2007	2006
Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross Profit	-	-	-	-

Selling and administrative	1,500	-	3,000	-

Loss from continuing operations before income taxes	(1,500)	-	(3,000)	-
Income taxes	-	-	-	-

Loss from continuing operations	(1,500)	-	(3,000)	-

Loss from discontinued operations, net of tax	-	(9,319)	(32,070)	(13,944)

Net loss	$(1,500)	$(9,319)	$(33,570)	$(13,944)

Net loss per share - Basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	10,000,000	9,400,000	10,000,000	9,400,000

See accompanying notes to the financial statements.

INTERNATIONAL FOOD AND WINE CONSULTANTS, INC.
Statements of Cash Flows
For the Nine Months Ended April 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(33,570)	$(13,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	485	1,258
Change in net operating assets	9,203	25,268
Net Cash Provided by (Used in) Operating Activities	(23,882)	12,582

CASH FLOW FROM INVESTING ACTIVITIES
Cash used in disposition of discontinued operations	(159)	(50,201)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds of sale of common stock		600
Repayment of loans to officer	-	(2,778)
Loans from officer	20,387	19,762
Net Cash Provided by (Used in) Financing Activities	20,387	17,584

NET INCREASE (DECREASE) IN CASH	(3,654)	(20,035)

CASH AT BEGINNING OF PERIOD	3,654	20,035
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Income taxes	$816	$400

See accompanying notes to the financial statements.

INTERNATIONAL FOOD AND WINE CONSULTANTS, INC.
Notes to the Financial Statements
April 30, 2007
(Unaudited)

Note 1 Organization and Operations

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the Year Ended October 31, 2006.

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

Note 2  Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. . At July 31, 2007, the Company is currently inactive and is now seeking merger opportunities. Since March 16, 2007 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 Subsequent Event
Our predecessor, International Food and Wine Consultants, Inc., a Nevada corporation (“IFWC-NV”) and International Food and Wine Consultants, Inc., a Delaware corporation and wholly-owned subsidiary of IFWC-NV(“IFWC-DE”), entered into an Agreement and Plan of Merger. Pursuant to this Agreement and Plan of Merger, on August 9, 2007, IFWC-NV merged with and into IFWC-DE, so that IFWC-NV and IFWC-DE became a single corporation named International Food and Wine Consultants, Inc., (the “Surviving Corporation”), which exists under, and is governed by, the laws of the State of Delaware.

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

On March 16, 2007, the majority shareholder and sole officer and director, Mary Beth Clark, resigned. She was replaced as sole officer and director by Hank Cohen. Mr. Cohen’s first order of business on March 16, 2007 was to cease operations and discontinue all previous business activities.

Overview

Discontinued expenses for the nine-month periods ended July 31, 2007 and 2006 represented the costs of operating the former office, planning for upcoming classes and marketing.

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

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (July 31, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There were no changes in our internal control over financial reporting during the nine month period ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated August 2, 2007, between International Food and Wine Consultants, Inc., a Nevada corporation, and International Food and Wine Consultants, Inc., a Delaware corporation

2.2*	Certificate of Ownership and Merger merging International Food and Wine Consultants, Inc., a Nevada corporation, with and into International Food and Wine Consultants, Inc., a Delaware corporation

2.3*	Articles of Merger merging International Food and Wine Consultants, Inc., a Nevada corporation, with and into International Food and Wine Consultants, Inc., a Delaware corporation

3.1*	Certificate of Incorporation of International Food and Wine Consultants, Inc., a Delaware corporation

3.2*	By-laws of International Food and Wine Consultants, Inc., a Delaware corporation

31.1**	Section 302 Certification of Principal Executive Officer

31.2**	Section 302 Certification of Principal Financial Officer

32.1**	Section 906 Certification of Principal Executive Officer

32.2**	Section 906 Certification of Principal Financial Officer

*	Incorporated by reference to the 8k filed August 10, 2007
**	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2007	By:	/s/ Hank Cohn
Hank CohnPresident (Principal Executive Officer)

Dated: August 10, 2007	By:	/s/ Hank Cohn
Hank CohnTreasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.