Form 10QSB
period 2007-09-30
g8wave Holdings, Inc.
filed 2007-11-14
CIK 1371916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number 333-136487

g8wave Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3513270
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

126 Brookline Avenue, Suite 201, Boston, Massachusetts 02215
(Address of principal executive offices)

(866) 892-9090
(Issuer’s telephone number)

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
Yes ☐   No ☒

As of November 14, 2007, 22,422,9781 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

(1) Excluding 843,292 outstanding restricted stock units that have vested as of November 14, 2007. Each vested restricted stock unit entitles the holder thereof to one share of the Registrant's common stock, $0.001 par value per share.

(i)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

g8wave Holdings, Inc.
Consolidated Balance Sheet
September 30, 2007
(Unaudited)

Assets

Current Assets:
Cash	$2,228,066
Accounts receivable	879,288
Prepaid expenses	937,156
Due from affiliates	127,579
Deferred tax asset	38,891
Other assets	4,750

Total current Assets	4,215,730

Property, plant, and equipment	2,022,741
Accumulated depreciation	(1,762,165)
Net Property, Plant and Equipment	260,576

Total Assets	$4,476,306

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	1,615,983
Deferred revenue	28,500
Due to affiliates	35,874

Total current liabilities	1,680,357

Stockholders' Equity:
Common stock, $.001 par value: 90,000,000 shares authorized;
22,422,978 shares issued and outstanding	22,423
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-
Additional paid-in-capital	10,843,385
Accumulated other comprehensive income	1,647
Accumulated deficit	(8,071,506)

Total Stockholders' Equity	2,795,949

Total Liabilities and Stockholders' Equity	$4,476,306

See accompanying notes to unaudited consolidated financial statements

g8wave Holdings, Inc.
Consolidated Statements of Operations
For the Nine Months and Three Months Ended September 30,
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenue	$5,423,514	$7,277,784	$1,632,795	$2,446,884

Cost of Sales	3,525,078	4,806,033	1,023,514	$1,540,068

Gross Profit	1,898,436	2,471,751	609,281	$906,816

Operating Expenses:
Administration	4,145,142	1,745,191	2,696,732	592,858
Sales and marketing	718,432	950,361	223,717	279,995
Information technology	883,130	802,264	271,192	283,382
Operations	603,625	575,819	193,761	189,786
Finance	169,714	270,119	60,145	130,171
Corporate	199,748	141,086	72,413	67,402
Depreciation and amortization	116,400	96,764	37,720	33,737
Total Operating Expenses	6,836,191	4,581,604	3,555,680	1,577,331

Operating Loss	(4,937,755)	(2,109,853)	(2,946,399)	(670,515)

Non-Operating Items:
Interest income	80,526	94,065	17,971	60,278

Loss before provision for income taxes	(4,857,229)	(2,015,788)	(2,928,428)	(610,237)

Provision for income taxes	(27,259)	-	(22,800)	(52)

Net Loss	(4,884,488)	(2,015,788)	(2,951,228)	(610,289)

Other Comprehensive Income
Foreign currency translation adjustment	35,312	73,074	11,642	(3,176)

Comprehensive Loss	$(4,849,176)	$(1,942,714)	$(2,939,586)	$(613,465)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per share attributable
to common stockholders	$(0.27)	$(0.14)	$(0.15)	$(0.04)
Weighted average shares used to compute basic and
diluted loss per share attributable to common stockholders	17,787,106	13,903,704	19,776,598	16,672,500

See accompanying notes to unaudited consolidated financial statements

g8wave Holdings, Inc.
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(4,884,488)	$(2,015,788)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation and amortization	116,400	96,764
Issuance of stock in exchange for consulting services	16,500	-
Compensation expense - stock options and warrants	1,489,264	-
Changes in operating assets and liabilities:
Accounts receivable, trade	672,853	1,758
Prepaid Expenses	(673,346)	(149,415)
Deposits	25,000	(4,750)
Stockholder interest receivable	388	-
Corporation tax refund receivable	78,753	(45,461)
Accounts payable and accrued expenses	(310,184)	234,581
Deferred revenue	3,000	-
Total adjustments	1,418,628	133,478
Net cash used in operating activities	(3,465,860)	(1,882,310)

Cash Flows From Investing Activities:
Purchase of trademark	-	(100,000)
Property and equipment expenditures	(68,567)	(83,762)
Principal payments received on note receivable, stockholder	6,250	-
Net cash flow used in investing activities	(62,317)	(183,762)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,867,473	-
Proceeds from issuance of preferred stock	-	7,505,803
Forgiveness of note receivable, stockholder	31,250	-
Payment of dividends	-	(1,300,000)
Due from/to affiliates	(241,514)	317,149
Net cash flow provided by financing activities	1,657,209	6,522,953

Effect of exchange rate changes on cash	17,857	45,853

Net decrease / increase in Cash	(1,853,110)	4,502,733

Cash, Beginning of Year	4,081,176	539,663

Cash, End of Period	$2,228,066	$5,042,396

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$206	$-
Cash paid for taxes	$27,259	$-
Noncash Investing Activities:

Note receivable, stockholder	$-	$37,888

See accompanying notes to unaudited consolidated financial statements

g8wave Holdings, Inc.
Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity
For the Period Ended September 30, 2007

	Common Stock		Notes	Additional	Accumulated other	Accumulated	Total
	Shares	Par Value	Receivable, Stockholder	Paid-in Capital	comprehensive income	Earnings (Deficit)	Stockholders' Equity
Balance, December 31, 2006	16,822,500	$16,823	$(37,888)	$7,475,748	$(33,665)	$(3,187,018)	$4,234,000

Sale of common stock in private placement	1,783,262	1,783		1,865,690			1,867,473

Issuance of common stock in exchange for consulting services (February 13, 2007)							-

Stock based compensation				16,500			16,500

Principal payments received on note receivable, stockholder			6,250				6,250

Net change in interest receivable on note receivable, stockholder during period			388				388

Issuance of common stock associated with reverse merger (August 13, 2007)	3,817,216	3,817		(3,817)			0

Foregiveness of note receivable, stockholder			31,250				31,250

Issuance of stock options and RSUs				1,489,264			1,489,264

Net loss						(4,884,488)	(4,884,488)

Foreign currency translation adjustments					35,312		35,312

Balance, September 30, 2007	22,422,978	$22,423	$0	$10,843,385	$1,647	(8,071,506)	$2,795,949

See accompanying notes to unaudited consolidated financial statements

g8wave Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

1.	Nature of Business

g8wave Holdings, Inc. (the “Company”) is a worldwide integrated, mobile media company and provider of interactive entertainment, social networking technologies and community services to the mobile market. The Company maintains its headquarters in Boston, Massachusetts and its operations center in London, England.

The Company is subject to risks common to emerging, technology-oriented companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, and the need to obtain adequate financing to fund future operations.

The Company’s financial statements have been prepared on the basis of continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.

Management expects operating losses and negative cash flows to continue for the foreseeable future because of costs and expenses related to selling and marketing of its services, continued development of the Company’s technology, and development of relationships with other businesses. Failure to generate sufficient revenues or raise additional financing would have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives.

2.	Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results as of and for the periods presented. The consolidated financial statements present the results of operations of the Company’s U.S. parent, U.S. subsidiary and U.K. subsidiary for the periods ended September 30, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto which appear as an exhibit to the Company's Current Report on Form 8-K  filed with the Securities and Exchange Commission on August 14, 2007. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

On August 13, 2007, G8Wave Acquisition Corp., a newly formed wholly-owned subsidiary of International Food and Wine Consultants, Inc., merged with and into G8Wave, Inc., a private Delaware corporation (the “Merger”). Upon the closing of the Merger, G8Wave, Inc. became a wholly-owned subsidiary of International Food and Wine Consultants, Inc. (“IFWC”), and International Food and Wine Consultants, Inc. succeeded to G8Wave, Inc.’s line of business as its sole line of business. In connection with the Merger, International Food and Wine Consultants, Inc. changed its name to g8wave Holdings, Inc. (the “Company”) and G8Wave Inc.’s name was changed to g8wave, Inc.

g8wave, Inc. was incorporated in the State of Delaware on November 4, 2005 and commenced operations in early 2006. g8wave, Inc. acquired the stock of g8wave, Ltd. on April 21, 2006 from an entity controlled by a relative of the Company’s founding stockholder. The purchase was recorded as a dividend by the Company and the historical financial information of the acquired company has been consolidated into the financial statements as presented.

3.	Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - The Company’s revenue is derived primarily from telecommunications arrangements and from mobile marketing services. The Company applies the guidelines for revenue recognition established in SEC Staff Accounting Bulleting No. 104 “Revenue Recognition in Financial Statements.” These guidelines establish that revenue can only be recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectibility is reasonably assured.

Revenue is recognized as services are provided for telecommunications arrangements. Revenue from mobile marketing services is recognized on the completed-contract basis when the services are completed and accepted by the customer. The completed-contract method is used because the Company’s contracts for these types of services are typically either short-term in duration or management is unable to make reasonably dependable estimates of the costs of the contracts.

Deferred revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2007, the Company did not have any investments with maturities greater than three months.

The Company seeks to minimize its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.

Accounts Receivable - Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2007, there was no allowance for doubtful accounts.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable. The Company maintains its temporary cash in highly rated financial institutions. The Company periodically assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, which includes accounts payable, accrued expenses, and equity instruments, approximate their fair value.

Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation is provided using the straight-line method over their estimated useful lives, usually 3 to 5 years.

Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that the Company review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its disposition value is less than the carrying amount. The Company evaluated its long-lived assets and determined that there was no impairment at September 30, 2007.

Stock-Based Compensation—The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as supplemented by the interpretation provided by SEC Staff Accounting Bulletin No. 107, issued in March 2005. (SFAS 123R replaced SFAS 123, Stock-Based Compensation, issued in 1995.) Under this method, the fair value of all common stock granted or modified after adoption must be recognized in the statement of operations and total compensation cost related to non-vested awards not yet recognized, determined under the original provisions of SFAS 123, must also be recognized in the statement of operations.

Income Taxes - The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities reflect the impact of temporary differences between amount of assets and liabilities for financial reporting purposes and such amounts as measured under enacted tax laws. A valuation allowance is required to offset any net deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Foreign Currency Translation - For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenue, expenses, and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2007 and 2006 the exchange rate for the United Kingdom Pound was $2.0477 U.S. and $1.8726, respectively, for ₤1.00.

The functional currency of the Company’s U.K. subsidiary is the local currency. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenue, costs and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

4.	Property and Equipment

Property and equipment consists of the following at September 30, 2007 and 2006:

	2007	2006
Computer Equipment	$1,327,115	$1,176,283
Software	$467,434	$386,041
Furniture & Fixtures	$146,048	$133,559
Leasehold Improvements	$82,144	$75,120
	2,022,741	$1,771,003

Less: Accumulated depreciation and amortization	(1,762,165)	(1,462,586)
Net book value	$260,576	$308,417

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $116,400 and $96,764, respectively.

Depreciation expense for the three months ended September 30, 2007 and 2006 was $37,720 and $33,737, respectively.

5.	Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss attributable to common stockholders	$(4,849,176)	$(1,942,714)	$(2,939,586)	$(613,465)

Denominator:
Weighted average common shares outstanding	17,787,106	13,903,704	19,776,598	16,672,500

Net loss attributable to common stockholders per share — basic and diluted	$(0.27)	$(0.14)	$(0.15)	$(0.04)

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the nine and three months ended September 30, 2007 and 2006, options to purchase shares of common stock, restricted stock units, and warrants to purchase shares of common stock were not included in the computation of net loss per share, because the effect would be antidilutive.

6.	Redeemable Convertible Preferred Stock

The Company has authorized 10,000,000 shares of $.001 par value convertible preferred stock of which zero shares were issued and outstanding at September 30, 2007.

7.	Common Stock

On August 13, 2007, pursuant to the terms and conditions of the Agreement and Plan of Merger entered into among the Company, g8wave, Inc., and G8Wave Aquisition Corp., (i) each share of g8wave, Inc.'s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive one share of the Company's common stock, and each option and warrant to purchase g8wave, Inc.’s common stock was converted on the same basis into, respectively, an option or warrant to purchase the Company’s common stock and (ii) each share of g8wave, Inc.’s Series A Preferred Stock (“Preferred Stock”) was converted into the right to receive one share of the Company's common stock. An aggregate of 9,650,000 shares of the Company's common stock were issued to the former holders of g8wave, Inc.’s common stock, an aggregate of 7,172,500 shares of the Company’s common stock were issued to the former holders of g8wave, Inc.’s Preferred Stock and an aggregate of 971,849 and 166,725 shares of  the Company’s common stock were reserved for issuance under such Company options and warrants, respectively. Immediately following the closing of the Merger, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company cancelled 25,545,984 shares of its common stock, which left 3,817,216 shares of the Company’s common stock held by existing stockholders. These shares constituted the part of the Company's  “public float” prior to the Merger.

In connection with the closing of the Merger, the Company sold, in a private placement offering, 107 units at a purchase price of $25,000 per unit, each unit consisting of 16,666 shares of common stock, a four-year redeemable warrant to purchase 8,333 shares. Pursuant to the terms of a confidential private placement offering memorandum, dated April 18, 2007, as supplemented, the Company received gross proceeds from such private placement of $2,675,000.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

8.	Stock Option and Grant Plan

In 2007, the Company adopted its 2007 Equity Incentive Plan (the “2007 Plan”). A total of 4,725,000 shares of the Company's common stock are permitted to be granted under the 2007 Plan in the form of options, restricted stock,  restricted stock units, and other awards permitted thereunder.  In connection with the Merger, options to purchase an aggregate of 971,849 shares of g8wave, Inc.'s common stock were exchanged for options to purchase 971,849 shares of the Company's common stock under the 2007 Plan on substantually the same terms.

The weighted average fair value of options granted in the nine months ended September 30, 2007 was $0.10.

The Company recognized $16,880 of compensation expense related to vested share-based stock option awards in the nine months ended September 30, 2007. As of September 30, 2007, there was an additional $58,550 of total unrecognized compensation cost related to unvested share-based stock option awards. This cost is expected to be recognized over a weighted average period of approximately four years.

The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows at September 30, 2007:

Risk-free interest rate	4.93
Expected volatility	120%
Expected life of option	5 years
Expected dividend yield	0%

9.	Common Stock Warrants

In connection with the Merger, warrants to purchase an aggregate of 166,725 shares of g8wave,  Inc.'s common stock were exchanged for warrants to purchase 166,725 shares of the Company's common stock on substantially the same terms. Each warrant entitles the holder to purchase one share of common stock at $0.10 per share. The warrants expire on August 1, 2009.

The fair value of warrants on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows at September 30, 2007:

Risk-free interest rate	4.75
Expected volatility	120%
Expected life of option	5 years
Expected dividend yield	0%

In connection with the Company's August 13, 2007 private placement, the Company issued 107 units at a purchase price of $25,000 per unit. Each unit was comprised of 16,666 shares of common stock and a four year redeemable warrent to purchaser 8,333 shares of the Company's common stock at a per share exercise price of $2.25.

10.	Restricted Stock Units

At September 30, 2007, under the 2007 Plan and pursuant to respective employment agreements, the Company had outstanding 2,274,052 restricted stock units (“RSUs”). Each RSU, when fully vested, entitles the holder thereof to one share of the Company’s common stock, par value $.001 per share. Related compensation expense is determined by multiplying the RSU award by the stock price on the date of grant and applying a 15% discount rate for factors leading to a lack of liquidity.

The Company recognized $1,472,384 of compensation expense related to vested RSUs in the nine months ended September 30, 2007. As of September 30, 2007, there was an additional $2,795,962 of total unrecognized compensation cost related to unvested RSUs. The compensation expense is then recognized over the vesting period. This cost is expected to be recognized over a weighted average period of approximately four years.

11.	Commitments

The Company's indirect subsidiary, g8wave Ltd., leases its London, England office space under non-cancelable operating leases that expire on April 1, 2009. Total rent expense under these operating leases was approximately $120,254 and $115,789 for the nine months ended September 30, 2007 and 2006, respectively.

g8wave, Inc. leases its Boston, Massachusetts office space from an entity controlled by a relative of the founding stockholder of the Company under terms of a lease that expires February 2011. Minimum lease payments are subject to annual increases. The lease also provides for additional rent in the form of a proportionate share of real estate taxes and operating costs during the lease term. Rent and facility expense for this operating lease totaled approximately $86,306 and $71,244 for the nine months ended September 30, 2007 and 2006, respectively. Prepaid expenses included one month of rent totaling $9,538 for the period ended September 30, 2007.

12.	Related Party Transactions

Related parties controlled through common ownership are as follows:

The Boston Phoenix Trust
Infort, Inc.
PMCG Management Company, LLC
Stuff Magazine, LLC
Tele-Publishing of Canada, LLC
Tele-Publishing, Inc.
TP Corporation
TPI International LP

Operations

The Company makes non-interest bearing advances to and from related entities and charges fees and expenses in the normal course of business for management and other administrative services. The net balance due from these entities as of September 30, 2007 and 2006 was $102,816 and $155,104, respectively.

Transition Services Agreement

Management fees are paid to The Boston Phoenix Trust pursuant to a year-to-year service and facilities agreement. The fee is based on the Company’s allocable share of personnel, facilities, and equipment costs incurred by The Boston Phoenix Trust on its behalf. Total management fees paid to The Boston Phoenix Trust for the nine months ended September 30, 2007 amounted to $99,000. Prepaid management fees paid to The Boston Phoenix Trust as of September 30, 2007 amounted to $33,000.

13.	Concentrations

Significant Sources of Revenue

Significant sources of revenue are derived from the Company’s relationships with wireless carriers. The failure to successfully negotiate agreements with such wireless carriers on favorable terms or to maintain such relationships could have a materially adverse effect on revenues. The Company considers its mobile content distribution to be concentrated when a single carrier accounts for more than 25% of the total gross revenue generated from usage.

Concentration of Credit Risk

The Company has potential concentration of credit risk, in that, at times, it may maintain deposits with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC).

14.	Subsequent Events

Termination of a Material Agreement

On October 30, 2007, the registrant’s wholly-owned subsidiary, g8wave, Inc. provided written notice to New Century Capital Partners, LLC (“New Century”) of g8wave, Inc.'s intent to terminate that certain engagement letter, dated February 7, 2007, between New Century and g8wave, Inc., as such engagement letter was amended by that certain letter agreement between the parties dated March 29, 2007 (collectively, the “Agreement”).

New Century served as strategic and financial advisor to g8wave, Inc. in connection with its merger with and into a wholly-owned subsidiary of the registrant, which merger closed on August 13, 2007. In accordance with the terms of the Agreement, g8wave, Inc. is not required to make any payments to New Century other than the payment of amounts accrued but unpaid through the termination date.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

In this Quarterly Report on Form 10-QSB, unless the context requires otherwise, “g8wave,” the “Company,” “we,” “us” and “our” refer to g8wave Holdings, Inc., a Delaware corporation, its wholly-owned subsidiary g8wave, Inc., and g8wave Ltd., the wholly-owned subsidiary of g8wave, Inc., taken as a whole.

The following Management’s Discussion and Analysis or Plan of Operation provides information that we believe is relevant to an assessment and understanding of our financial position and results of operations and plan of operation. The Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB, as well as our audited consolidated financial statements and notes to those statements as of December 31, 2006 and for each of the years in the two-year period ended December 31, 2006 included with our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2007.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. You should review carefully the section entitled “Risk Factors” beginning on page 21 of this Quarterly Report on Form 10-QSB for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

The inclusion of the forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved. You should be aware that any forward-looking statement made by us in this Quarterly Report on Form 10-QSB, or elsewhere, speaks only as of the date on which we make it. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-QSB.

Overview

Corporate History

We were organized in the State of New York in 1989 and reincorporated in Nevada on July 11, 2006 as International Food and Wine Consultants, Inc. On August 9, 2007, International Food and Wine Consultants, Inc. merged with and into its wholly-owned Delaware subsidiary, for the sole purpose of changing its state of incorporation to Delaware. On August 13, 2007, G8Wave Acquisition Corp., a newly formed wholly-owned subsidiary of International Food and Wine Consultants, Inc., merged with and into G8Wave, Inc., a private Delaware corporation (the “Merger”). Upon the closing of the Merger, G8Wave, Inc. became a wholly-owned subsidiary of International Food and Wine Consultants, Inc., and International Food and Wine Consultants, Inc. succeeded to G8Wave, Inc.’s line of business as its sole line of business. In connection with the Merger, International Food and Wine Consultants, Inc. changed its name to g8wave Holdings, Inc. and G8Wave Inc.’s name was changed to g8wave, Inc.

General Overview

We are an integrated mobile media company operating at the intersection of mobile communities and brands. We provide our wireless interactive content technologies and services to mobile subscribers, media partners and customers primarily through our indirect wholly-owned subsidiary, g8wave Ltd. (“g8wave UK”). We provide content distribution services through our branded wireless access protocol stores, including: music, ringtones, games, video, ‘band or brand’ related information, tour or event schedules, headlines and articles and band and sports entertainment information, marketing applications, and services and community development products and services, including social networking and dating via the Internet, mobile sites and telephones.

We are continuing to expand our proprietary mobile services technology platform and social network infrastructure. We distribute our content though some of the world’s leading wireless carriers and provide our services to a wide array of corporate and media clients. Our products and services impact social communities and branded communities. We deliver community-based content and applications including community-oriented products, information products, download products, interactive products and mobile marketing products.

We are the developer and owner of unique content which is distributed through exclusive social and branded communities. Additionally, we license content from leading music bands and other third parties. Our technology platform enables clients to access Internet services (including streaming video and messaging) through a variety of protocols, including: WAP (wireless access protocol), MMS (multimedia messaging services), SMS (short messaging service) and Java. Our technology platform delivers messages and content directly to the user through the operator’s own connection, without the need for intermediaries.

Industry Overview

Consumer adoption of mobile media is expected to grow from $114 billion in 2006 to $190 billion in 2009, representing an 18% compound annual growth rate, according to Ovum and Strategy Analytics’ research. However, a general lack of consumer interest and a perception of high prices for applications and services could hamper greater adoption. These barriers may constrain revenue as well. Although most attention focuses on the revenue opportunities around ring tones and over-the-air downloads, the music industry stands to reap significant promotional benefits from other services delivered to mobile handsets. The mobile media applications market has emerged as a result of the rapid growth and significant technological advancement in the wireless communications industry. However, we believe that the dramatic growth associated with personalization of mobile phones is over. According to Jupiter Research, it is expected that the once-hot personalization market will grow from $1 billion in 2006 to only $1.1 billion in 2011. We believe that ring tones will continue to make up the bulk of this revenue, while wallpapers decline steadily.

We believe that inexpensive options for videos on cell phones are needed to spur adoption. In 2006, 11% of mobile phones were video capable but only 1% of mobile subscribers paid for a subscription, according to Jupiter Research. We believe that infotainment-games, voting, alerts, and video-offers have the best prospects for growth. Revenue from this sector was $1.1 billion in 2006, and is expected to grow to a $2.9 billion business in 2011, a compound annual growth rate of 21%, according to Jupiter Research.

Wireless carriers are deploying new high value-added services to increase revenues and leverage advanced networks and next generation-mobile handsets. These services include downloadable games, applications, wallpaper, screensavers, ring tones and images. We believe that growth in the wireless applications market has been positively influenced by a number of key factors and trends including:

• Growth in Wireless Subscribers. According to the Insight Research Corporation, the number of global wireless subscribers is expected to grow from approximately 1.8 billion in 2005 to over 3.1 billion by 2011.

• Deployment of Advanced Wireless Networks. Wireless carriers are deploying high-speed, next-generation digital networks to enhance wireless voice and data transmission. These advanced networks have enabled the provision and billing of data applications and have increased the ability of wireless subscribers to quickly download large amounts of data, including games and other applications, to their mobile handsets.

• Availability of Mobile Handsets with Multimedia Capabilities. In 2005, 810 million mobile phones were sold worldwide and this number is forecasted to grow to 1 billion units in 2009, according to the research firm Gartner, Inc. In recent years, the mobile handset has evolved from a voice-only device to a personal data and voice communications device that enables access to wireless content and data services. Mobile handset manufacturers are competing for consumers by designing next-generation mobile handsets with enhanced features, including built-in digital cameras, color screens, music, data connectivity, and video. Worldwide sales of camera phones reached 296 million units in 2005, representing a 38% increase over 2004 of total worldwide mobile phone sales, according to Gartner, Inc. Info Trends expects this number to grow to 903 million camera phone sales by 2010, which represents an 87% increase from 2005. We believe that the availability of these next-generation mobile handsets is driving demand for wireless applications that take advantage of these advanced multimedia capabilities.

• Demand for Wireless Applications. Wireless carriers are increasingly launching and promoting wireless applications to differentiate their services and drive revenues. The delivery of games, ring tones, true tones, images, applications and other content to subscribers enables wireless carriers to leverage both the increasing installed base of next-generation mobile handsets and their investment in high-bandwidth wireless networks. Consumers are increasingly downloading and paying for wireless content offered by the carriers and other distributors.

• Media Companies Seek to Leverage their Content into the Mobile Channel. Service providers are partnering with media companies for an additional marketing channel. We believe the increasing presence of media companies in the mobile media industry provides an impetus for the development of proprietary content and branding for distribution through the telecom operator to the end-user.

• New Mobile Applications. Location-based services and community applications are converging to create new next-generation mobile applications. Wireless service providers are increasingly offering social networking features. The proliferation of the camera phone is driving demand for user-generated and graphical content.

• Emergence and Acceptance of Mobile Advertising. The emergence of mobile advertising as a business model has spawned applications such as mobile search. In addition, we believe that in the next three to five years, mobile advertising will emerge as a significant revenue stream for mobile content portals as it has for web content portals.

Strategic Positioning

We have built our business foundation on providing our customers marketing and supporting technology. We believe we have a proven capability to develop high-quality mobile services that engage end users. Our portfolio includes a variety of services designed to appeal to the diverse interests of the broad wireless subscriber population. We serve mobile subscribers by creating communities that have common interests and are passionate about those interests. We also provide brands with mobile marketing solutions that achieve corporate communications goals. In order to capitalize on our foundation, we intend to leverage and expand our competencies. To do so, we intend to provide mobile subscribers worldwide with an enhanced social entertainment and communication experience within communities that are defined by brand affinity. We also intend to support brands and their agents with integrated, cross-platform marketing and advertising campaigns where mobile is the key component.

We continue to expand our proprietary mobile services technology platform, social network functionality and content management infrastructure. Our Planet Cool™ technology platform, which we anticipate will be operational in 2008, is a suite of integrated processes, tools and services consisting of mobile and web applications, premium content and services integrated across multiple media channels that will enable media and corporate clients to build social environments. Our technology platform enables our clients to access Internet services (including streaming video and messaging) through a variety of protocols, including: WAP, MMS, SMS and Java. Our technology platform delivers messages and content directly to the user through the operator’s own connection without the need for intermediaries.

Our Strategic Initiatives

Our goal is to be a premiere global mobile media company, offering leading wireless interactive entertainment, media, social services and advertising at the intersection of communities and brands.

U.S. Market. Our strategy in the United States consists of identifying and supporting brands and consumers in the United States that can benefit from our products and services and increasing the number of our mobile marketing and music clients. We intend to accomplish this by increasing our product offerings to social branded communities, including through our proprietary site, Planet Cool™. We also plan to focus on advertising agencies and brands that need mobile expertise, extending our leadership in the mobile music business with innovative programs and scaling the number of clients and total revenue. To implement our strategy, we intend to develop robust prospecting and revenue forecasting processes; enhance sales capabilities by adding resources through direct and indirect channels; provide market requirements to our technology team; drive revenue with current offerings while evolving our business model; and add revenue opportunities through advertising sales and by offering consulting services.

European Union. Similar to our United States strategy, we intend to continue to identify and support brands and consumers in the European Union that can benefit from our products and services, grow our mobile marketing and music clients, expand into new services and product offerings, stabilize and repurpose traditional lines of business in the United Kingdom, and expand into other European Union regions with current and new offerings. We intend to accomplish this by focusing on maintaining existing clients, changing our revenue model to improve margins, and leveraging our industry knowledge and reputation. Specifically, we intend to implement client focused selling and service initiatives; improve revenue share with newspapers; manage costs; intensify public relations and visibility in the industry; offer consulting services for fee; hire, train, and support additional sales and technology staff; and explore partnerships and new business in the European Union.

Asia Pacific. We are positioning ourselves to enter the Asian Pacific market through New Delhi, India with our traditional services and new services tailored to regions through a two-phase approach. In the first phase, we intend to migrate traditional mobile dating offerings to carrier decks in India and leverage our industry knowledge and relationships with respect to dating and matrimony products. This will require us to modify our products to make them more matrimony and dating focused for the Indian market. We intend to white label to newspapers and other traditional media, establish carrier relationships, and implement marketing and advertising programs to drive traffic, such as by placing ads in local papers. The second phase includes us providing highly personalized, micro-targeted mobile centric services (i.e., entertainment, consumption and shopping, and lifestyle support) to the approximately 750 million people in the 14-35 demographic. We also intend to become the personal services platform of choice and high value daily resource for the Asia Pacific marketplace. We expect that the implementation of these initiatives will allow us to build the largest, most detailed database of the youth of Asia assembled to date. In addition, we plan to build a leading edge end-to-end mobile services technology platform that supports the mobile marketing and digital agency services for brands and corporations; launch a company branded community (Planet Cool™) that aggregates consumers, monetizes our content and provides a showcase for our mobile marketing and digital agency services for corporations and consumers; and build an advanced profiling, targeting, search and data-mining engine for consumers and corporations alike. By June 30, 2008, we intend to establish partners in China, Singapore, Hong Kong, Korea, Japan, Taiwan and Australia.

Strategic Acquisitions. We currently intend to evaluate strategic acquisitions which may enhance our technology, relationships and customer base and market opportunities to acquire new and innovative technologies that may further enhance our position in the mobile media industry.

Strategy for Products and Services

Create Branded Social Networking Sites. We intend to increase our services and product offerings to social and branded communities, including through our proprietary site, Planet CoolTM, a branded social networking entertainment arcade for under 25 year olds which we currently anticipate will be operational in 2008. We also plan to target large interactive communities that rally around specific brands which we believe will capture user profiles of the characteristics, attributes and preferences of our customers’ end-users and enable us to conduct highly precise mobile advertising.

Create Customized Mobile Applications and Services. We intend to develop a premium Personal Entertainment Guide (“PEG”) service which can be downloaded to mobile phones, providing customers with a personal concierge of services and enabling users to predefine their preferred set of services and frequented set of websites. We intend that the PEG platform will seamlessly establish the connection between the consumer and the merchant/content owner, enabling the user to establish a broad social network, including friends and family members and share information and content, and enable us to improve our ability to profile and target users.

Continue to Build Out Our Proprietary Database. We currently intend to continue to develop our database of user-generated preferences and profile information to enable user profiling, archiving of key preferences, and micro-targeting by advertisers. The database will be created by information gathered from user contests, events, mobile marketing, and branded mobile content. We believe this database will be unique within the industry, and will enable us to provide our clients with responsive mobile advertising.

Develop Branded Services for Major Brands. Our goal is to become a dominant player in the emerging mobile marketing segment by assisting major brands to expand their marketing outreach into the mobile channel and the branded communities we support. We intend to establish agency relationships and direct relationships with major brands.

Publish and License New Content. We currently intend to partner with print and media companies, record labels and studios, in an effort to generate and license premium content, and to secure and provide mobile users with select content including: ring tones, ring-back tones, remixes, logos, video, games, and wallpapers. We are also developing a pilot of a mobile game based on a well-known rock band, with an original score provided by such band. Moreover, we intend to acquire and repurpose new, premium lifestyle brands and to market new programs to stimulate existing relationships, especially in the music industry. We also intend to leverage user-generated content as an alternative method for expanding content on social networking sites.

Continue to Focus on Channel Development. We seek to create and leverage innovative programs from early adopters and bring them to the mass market. We intend to accelerate user aggregation through large events and traditional media channels (e.g., print, TV, and cable) and to promote across a variety of channels including the Internet, IPTV, radio and print media through the positioning and branding of artists across channels, and featuring new brands live on Planet CoolTM. We believe sharing highlights through embedded social networks could lead to additional direct music sales searches and ad serving, attention from promoters and concert events and increased sales from our designed mobile and online store.

Extend our Mobile Services Technology. We currently intend to extend our end-to-end, mobile services technology platform to distribute premium, live, high-definition video and audio content across the mobile phone, computer and television platforms. We believe this capability will enable us to provide mobile pay-per-view services and highly targeted mobile advertising. In addition, in the second quarter of 2007, we launched a consumer affinity phone program with premier brand partners in the music community, such as Metallica, to serve our customer base of social networks and affinity groups.

In order to implement our business plan, we will need to raise additional capital in the future to fund:

•	expenses associated with strategic partnerships and acquisitions of companies;

•	investment in network infrastructure and product and service development;

•	compensation for existing and future employees and consultants; and

•	legal and accounting fees and other general administrative overhead.

Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue. Revenue for the three months ended September 30, 2007 and 2006 was derived primarily from telecommunications arrangements and from mobile marketing services. Our revenue decreased by approximately $814,000, or 33%, to $1,632,795 for the three months ended September 30, 2007, as compared to the same period in fiscal 2006. This decrease is primarily attributable to our decision to gradually shift our focus from dating markets to mobile entertainment and mobile marketing, which we believe offers greater potential for future growth and higher gross margins.

Gross Profit. Gross profit for the three months ended September 30, 2007 decreased by approximately $298,000, or 33%, to $609,281, as compared to that of the prior year, primarily due to the reduced revenue. Gross profit as a percent of revenue was 37% for the three months ended September 30, 2007 and for the same period of fiscal 2006.

Operating Expenses. Total operating expenses for the three months ended September 30, 2007 increased by approximately $1,978,000, or 125%, to $3,555,680, from the same period in fiscal 2006. As a percentage of revenue, operating expenses were 218% for the three months ended September 30, 2007, compared to 64% for the same period in fiscal 2006. The increase in operating expenses is primarily attributable to a 355%, or approximately $2,104,000, increase in administration expenses for the three months ended September 30, 2007 over that of the same period in fiscal 2006. The increase in our administration expenses is attributable to an increase of approximately $1.5 million in stock-based compensation expense (relating to vested restricted stock units, stock options, and warrants) and costs relating to the staffing of our U.S. headquarters.

The increase in administration expenses was partially offset by decreases in both sales and marketing expenses and finance expenses. Sales and marketing expenses for the three months ended September 30, 2007 decreased by approximately $56,000, or 20%, to $223,717, as compared to that of the period in fiscal 2006, primarily due to the reduction of sales related headcount. Finance expenses for the three months ended September 30, 2007 decreased by approximately $70,000, or 54%, to $60,145 as compared to that of the prior year, primarily due to the reduction in the size of the finance function through the first three quarters of fiscal 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue. Revenue for the nine months ended September 30, 2007 and 2006 was derived primarily from telecommunications arrangements and from mobile marketing services. Our revenue decreased by approximately $1,854,000, or 25%, to $5,423,514 for the nine months ended September 30, 2007, as compared to the same period in fiscal 2006. This decrease is primarily attributable to our decision to gradually shift our focus from dating markets to mobile entertainment and mobile marketing, which we believe offers greater potential for future growth and higher gross margins.

Gross Profit. Gross profit for the nine months ended September 30, 2007 decreased by approximately $573,000, or 23%, to $1,898,436, as compared to that of the prior year, primarily due to the reduced revenue. Gross profit as a percent of revenue increased to 35% for the nine months ended September 30, 2007 from 34% for the same period of fiscal 2006.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2007 increased by approximately $2,255,000, or 49%, to $6,836,191, from the same period in fiscal 2006. As a percentage of revenue, operating expenses were 126% for the nine months ended September 30, 2007, compared to 63% for the same period in fiscal 2006. The increase in operating expenses is primarily attributable to a 138%, or approximately $2,400,000, increase in administration expenses for the nine months ended September 30, 2007 over that of the same period in fiscal 2006. The increase in our administration expenses is attributable to an increase of approximately $1.5 million in stock-based compensation expense (relating to vested restricted stock units, stock options, and warrants) and costs relating to the staffing of our U.S. headquarters.

Sales and marketing expenses for the nine months ended September 30, 2007 decreased by approximately $232,000, or 24%, to $718,432, as compared to that of the period in fiscal 2006, primarily due to the reduction of sales related headcount. Information technology and corporate expenses increased by approximately $81,000 and $59,000, or 10% and 42%, respectively for the nine months ended September 30, 2007 as compared to the same period in fiscal 2006. The increases for information technology and corporate expenses were both attributable to staffing and infrastructure building of the US headquarters. Finance expenses for the nine months ended September 30, 2007 decreased by approximately $100,000, or 37%, to $169,714 as compared to that of the prior year, primarily due to the reduction in the size of the finance function through the first three quarters of fiscal 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $2,228,066. We have historically met our liquidity requirements through equity financings.  Cash used in operating activities was $3,465,860 and $1,882,310 for the nine months ended September 30, 2007 and 2006, respectively.

Cash flows generated from operating activities for the nine months ended September 30, 2007 were not sufficient to offset our operating expenditures. In connection with the Merger, on August 13, 2007, we completed a private placement, pursuant to which we issued 1,783,262 shares of common stock and four-year redeemable warrants to purchase 891,631 shares of common stock at an exercise price of $2.25 per share, for aggregate gross proceeds of $2,675,000.

Through the private placement, we raised net proceeds of $1,867,473. This represents a reduction from the net proceeds previously reported in our Current Report on Form 8-K/A and our registration statement on Form SB-2, filed with the SEC on September 28, 2007 and October 12,  2007, respectively.  As part of the closing entries associated with the Merger and private placement, the reduction represents the classification of incurred Merger and private placement related costs as an offset to the gross proceeds raised. The noted reduction is in accordance with generally accepted accounting principles and  has no impact on reported cash balances.

We expect that our cash on hand and cash from continued business operations will continue to fund our operations for a period of approximately 10 months. However, it will be necessary for us to secure additional financing in the future to support our operations. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our services, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. We may be unable to raise sufficient additional capital when we need it or to raise capital on reasonable terms. Any sale of equity or convertible debt securities in the future may be dilutive to our current stockholders’ ownership interests, and debt financing arrangements, if available, may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms. See “Risk Factors - Risk Relating to Our Company and Business” below for more information on the risks associated with our capital requirements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how results and trends might change in the future. Although we believe that the estimates we use are reasonable, actual results could differ from those estimates.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements.

Our most critical accounting policies and estimates that may materially impact our results of operations include:

Revenue Recognition

The accounting related to revenue recognition in the digital media and multimedia broadcast industry is complex and affected by interpretations of the rules and an understanding of various industry practices, both of which are dynamic in nature and subject to change. As a result, revenue recognition accounting rules require us to make significant judgments. Yet, at a minimum we consistently apply the guidelines for revenue recognition established in SEC Staff Accounting Bulleting No. 104 “Revenue Recognition in Financial Statements.” These guidelines establish that revenue can be recognized when persuasive evidence of an arrangement exists, the goods or service has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

Revenue is recognized in the period in which the service is provided for telecommunications services. Revenue from mobile marketing services is recognized on the completed-contract basis when the services are completed and accepted by the customer. The completed-contract method is used because our contracts for these types of services are typically either short-term in duration or management is unable to make reasonably dependable estimates of the costs of the contracts.

 Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operation loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits related to operating loss carry forwards, as realization of such deferred tax assets cannot be determined to be more likely than not likely.

Accounting for Stock-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”). , Share-Based Payment, as supplemented by the interpretation provided by SEC Staff Accounting Bulletin No. 107, issued in March 2005. (SFAS No. 123R replaced SFAS No. 123, Stock-Based Compensation (“SFAS No. 123”), issued in 1995.) Under this method, the fair value of all common stock granted or modified after adoption must be recognized in the statement of operations and total compensation cost related to non-vested awards not yet recognized, determined under the original provisions of SFAS No. 123, must also be recognized in the statement of operations.

Foreign Currency Translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenue, expenses, and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2007 and 2006, the exchange rate for the United Kingdom pound was $2.0477 U.S. and $1.8726 U.S., respectively, for ₤1.00.

The functional currency of g8wave UK is the local currency. The financial statements of g8wave UK are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenue, costs and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

Impact of Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections-A Replacement of APB No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes -an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 is effective for fiscal years beginning after December 15, 2006, and must therefore be adopted by us no later than our fiscal year ending December 31, 2007. Management is currently evaluating the impact of adopting FIN 48. The cumulative effect of the FIN 48’s adoption will be an adjustment to beginning retained earnings in the year of adoption.

In September 2006, the FASB issued Statement of Financial Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for us in 2008 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, we do not believe that adoption of SAB 108 will have any impact on us.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations for fiscal 2008.

RISK FACTORS

You should carefully consider the following risks, together with the financial and other information contained in this Quarterly Report on Form 10-QSB. If any of the following risks actually occurs, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

Risks Relating to Our Company and Business

We have a history of losses that may continue in the foreseeable future.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. Specifically, we had a net loss of $3,260,534 for the year ended December 31, 2006, and a net loss of $4,849,176 for the nine months ended September 30, 2007. As of September 30, 2007, our accumulated deficit was $8,071,507. Our losses to date have resulted primarily from selling and general and administrative costs relating to our operations. We believe that our ability to achieve profitability will depend primarily on our ability to consummate mobile marketing relationships with major brands and advertisers. There can be no assurance that we will be profitable in the future, or that future revenue and operating results will not vary substantially or that the operating results will not be below the expectations of investors.

We may face increasing competition, which could reduce our market share and materially adversely affect our financial condition and results of operations.

The market for wireless content is highly competitive. We expect that the competition will increase as the market grows. We sell proprietary content though our distribution channel with local carriers in the form of “on-deck” content offerings. The types of mobile content offered are exclusive content produced in-house, licensed content from the music industry and non-exclusive third-party content. We compete by offering a complete mobile channel solution (games and media), quality of content, including its freshness and innovative differentiation, relationships with wireless carriers, the ability to have the content placed in the upper tiers of the handset menus and the number of carriers who offer the content.

We compete with original content providers including games and music. Our primary competitors for original game content are Jamdat, Mforma, Sorrent and THQ. Our primary competitors for original media/music content are Blingtones, Fatih, Moviso, Tutch, Yahoo, Yamaha, Zingy and Ztango. Many of these competitors have released significantly more content to date than us. Our select aggregator competitors are m-Qube, Motricity, Mobile 365, Air2Web, and OpenMarket. Many of these competitors have a broader content offering and have substantially greater financial resources than we do. In the future, likely competitors may include other major content aggregators, wireless software providers and other pure-play wireless entertainment publishers. Wireless carriers may also decide to develop and distribute their own wireless entertainment applications. If carriers enter the wireless entertainment applications market, they may refuse to distribute some or all of our applications or may deny us access to all or part of their networks. Such entry by the carriers into the wireless market or their restricting or denying our access to their networks could have a material adverse effect on our business.

We offer mobile marketing services to a number of clients, including brands such as Snapple, Rawlings and Qdoba. Many branded consumer product companies have a mobile/web advertising campaign. Competitors in this sector include AdMob, Third Screen Media, Enpocket, Cellfire, Crisp Wireless, Ipsh!, and Flytxt. Although we believe our ability to leverage our branded services and provide a comprehensive product and distribution approach for our branded channel allows us to compete in this sector, there can be no assurances that we will be able to continue to successfully compete in this sector.

Some of our competitors’ advantages over us in both the areas of mobile content and marketing services include the following:

•	substantially greater revenues and financial resources;

•	stronger brand names and consumer recognition;

•	the capacity to leverage their marketing expenditures across a broader portfolio of wireless and non-wireless products;

•	pre-existing relationships with brand holders;

•	more resources to make acquisitions;

•	lower labor and development costs; and

•	broader geographic presence.

We face different market dynamics and competition outside the United States. In some international markets, our competitors have greater brand recognition and broader distribution than we have. We may not be as successful as our competitors in generating revenues in international markets due to our inability to provide applications that are attractive to the local market, the lack of recognition of our brand, or other factors. Developing user interfaces that are compatible with other languages or cultures could be expensive. As a result, our international expansion efforts may be more costly and less profitable than we expect.

If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business, prospects, financial condition, results of operations and cash flows.

The market for our products and services are subject to technological change. Our failure to keep pace with technological changes could lead to less demand for our products and services, loss of market shares and reduced revenues.

The market for our products and services is characterized by rapid change, evolving industry standards and frequent introductions of new technological developments. These new standards and developments could make our existing or future products or services obsolete. Keeping pace with the introduction of new standards and technological developments could result in additional costs or prove difficult or impossible. The failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our products and services could harm our ability to attract and retain users and result in the loss of market share and reduction of revenues, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We will need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

Capital requirements are difficult to plan in our rapidly changing industry. Although we currently expect our cash on hand and cash from continued business operations will be sufficient for the next 10 months, we expect that we will need additional capital to fund our future acquisitions, service development, technological infrastructure and sales and marketing activities.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	investors’ perceptions of, and demand for, securities of telecommunications value-added services companies;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flows;

•	governmental regulation of foreign investment in value-added telecommunications companies in particular countries;

•	economic, political and other conditions in the United States, the United Kingdom, and other countries; and

•	governmental policies relating to foreign currency borrowings.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our growth strategy to acquire assets, technologies and businesses that are complementary to our existing business or necessary to maintain our growth and competitiveness or to fund operations. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We face risks associated with currency exchange rate fluctuations.

Although we currently transact business primarily in U.S. dollars and British pounds, a larger portion of our revenues may be denominated in other foreign currencies as we expand our international operations. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, we have not engaged in exchange rate hedging activities. Although we may in the future implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations.

Future acquisitions may have an adverse effect on our ability to manage our business.

Selective acquisitions currently form part of our strategy to further expand our business. If we are presented with appropriate opportunities, we may acquire additional businesses, technologies, services or products that are complementary to our core wireless services business. Future acquisitions and the subsequent integration of new companies into ours would require significant attention from our management, in particular, to ensure that the acquired business does not disrupt our relationships with the mobile operators, affect our users’ opinion of our services and customer support, and is effectively integrated with our existing operations and wireless services.

Future acquisitions would also expose us to potential risks, including risks associated with the assimilation of new operations, services and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions and potential loss of, or harm to, relationships with employees and content providers as a result of integration of new businesses. Given the sophisticated technologies used in the wireless services industry, the successful, cost-effective integration of other businesses’ technology platforms and services into our own would also be a critical, and highly complex, aspect of any acquisition. The diversion of our management’s attention and any difficulties encountered in any integration process could have a material adverse effect on our ability to manage our business.

If we are not able to manage our growth, we may never achieve profitability.

Our success will depend on our ability to expand and manage our operations and facilities. There can be no assurance that we will be able to manage our growth, meet the staffing requirements for our business or for additional collaborative relationships or successfully assimilate and train new employees. In addition, to manage our growth effectively, we may be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

We face risks associated with managing international operations.

Almost all of our operations are conducted outside of the United States, in the United Kingdom, and we currently intend to expand to other developing and emerging markets. There are a number of risks inherent in doing business in such overseas markets, including the following:

•	unfavorable political or economical factors;

•	fluctuations in foreign currency exchange rates;

•	potentially adverse tax consequences;

•	unexpected legal or regulatory changes;

•	lack of sufficient protection for intellectual property rights;

•	difficulties in recruiting and retaining personnel, and managing international operations; and

•	less developed infrastructure.

Our inability to manage successfully the risks inherent in our international activities could adversely affect us. In addition, although we currently plan to continue to expand our business worldwide and increase overseas sales, because of the risks associated with conducting an international operation (including the risks listed above), there can be no assurances that our overseas expansion will be successful.

 We will need to acquire and retain content.

We will need to commit considerable time, effort, and resources to develop and acquire additional content, beyond that which we already possess. Our development and production efforts are subject to all of the risks inherent in the development and acquisition of new content, including unexpected delays, expenses, technical problems and difficulties, as well as the possible insufficiency of funds to complete satisfactory development and acquisitions, which could result in abandonment or substantial change in content.

  We currently derive a portion of our revenues from the sale of various types of content created by third parties. In particular, we currently have licensing and other agreements with certain artists, including Metallica, DMC Enterprises, Paid Celebrity Services, Rockapella, 311, Linkin Park, Mandy Moore, Sara Evans and Taylor Hicks. Under such agreements, the artists authorize the inclusion of their content in one or more of our services in exchange for a percentage of our revenues or a royalty or a fixed fee payment which we pay directly to the artist. Such agreements are usually non-exclusive and have terms ranging from six months to four years. In addition, some agreements can be renewed by the parties for additional successive terms indefinitely. There can be no assurances that we will be able to successfully negotiate new agreements or renew existing agreements with content providers on terms favorable to us or at all, or that such content providers will not enter into similar agreements with our competitors. If we are not able to maintain our relationships with current providers or develop relationships with new content providers, our business may be materially and adversely affected.

We depend on our relationships with wireless carriers for a significant portion of our revenues.

A significant source of our revenues is derived from our relationships with wireless carriers. Our arrangements with such carriers provide that end users are charged a one-time fee for the supply of services on their mobiles which is billed to them on their mobile phone bills through the carriers. The wireless carriers retain a percentage of the fee and remit the balance to us. If required, we then share a portion of this amount with media partners who promote the services. Our carrier relationships include some of the largest wireless carriers in the world including O2, Orange, Vodafone and T Mobile accounting for approximately 11.8%, 10.3%, 10.0% and 5.1%, respectively, of our total revenues for the nine months ended September 30, 2007. Our failure to successfully negotiate additional carrier agreements with wireless carriers on favorable terms or to maintain our current or future carrier relationships could have a materially adverse effect on our revenues. There can be no assurances that we will be able to successfully negotiate new agreements or renew existing agreements with carriers on terms favorable to us, or at all. Wireless carriers may also decide to develop and distribute their own wireless entertainment applications. If carriers enter the wireless entertainment applications market, they might refuse to distribute some or all of our applications or may deny us access to all or part of their networks.

If we lose our key personnel or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely impacted.

We rely heavily on the expertise, experience and continued services of our senior management, including our president and chief executive officer, chairman and chief strategy officer, and chief financial officer. The loss of any of our senior management or other key personnel could adversely impact our ability to achieve our business objectives. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled personnel. We cannot guarantee that any employee will remain employed by us for any definite period of time and the loss of personnel could have a material adverse effect on our business and the Company. Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. Expansion of our business could require us to employ additional personnel. We expect competition for such personnel to increase as the markets for wireless services expand. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and new rules subsequently implemented by the SEC have required changes in the corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2007 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we are not yet required to comply with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock Market as a result of the Sarbanes-Oxley Act, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges. Because we are not presently required to comply with many of the corporate governance provisions, we have not yet adopted these measures. Although we intend to operate our company in accordance with Delaware corporate and other applicable law, the requirements of those laws are not as protective to investors as those required by the above markets.

We are a holding company that depends on cash flow from our wholly-owned subsidiary to meet our obligations.

After the Merger, we became a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations will be conducted by g8wave, Inc. our wholly-owned subsidiary, and its subsidiary g8wave UK. We currently expect that the earnings and cash flows of our subsidiary will be retained and used by us in our operations.

All of our liabilities survived the Merger and we may have undisclosed liabilities that could have a negative impact on our financial condition.

Before the Merger, certain due diligence activities on International Food and Wine Consultants, Inc. and g8wave, Inc. were performed. The due diligence process may not have revealed all liabilities (actual or contingent) of International Food and Wine Consultants, Inc. or g8wave, Inc. that existed or which may arise in the future relating to either of such entities’ activities before the consummation of the Merger. Any remaining liabilities could harm our financial condition and results of operations.

Risks Related to Our Industry

Unexpected network failure or interruptions, security breaches or computer virus attacks could impair our ability to provide our services, which could damage our reputation and harm our business operations.

Any failure to maintain the satisfactory performance, reliability, security and availability of our network infrastructure may cause significant harm to our reputation and our ability to attract and maintain users. Our network systems are vulnerable to damage from fire, flood, power loss, telecommunications failures, computer viruses, hackings and similar events. Any network interruption or inadequacy that causes interruptions in the availability of our services or deterioration in the quality of access to our services could reduce our user satisfaction and competitiveness. In addition, any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could adversely affect us. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Although we typically outsource portions of our infrastructure to major global providers, such as SingTel, AT&T or BSNL, who generally provide system back-up in case of disaster under their terms of service of such failure, there can be no assurances that service interruption would not occur.

The growth of our business may be adversely affected due to public concerns over the security and privacy of confidential user information.

The growth of our business may be inhibited if the public concern over the security and privacy of confidential user information transmitted over the Internet and wireless networks is not adequately addressed. Our services may decline and our business may be adversely affected if significant breaches of network security or user privacy occur. We also follow “opt-in” and self-selection guidelines as a matter of company policy, which require consumers to specifically select or “opt in” for any mobile products or services, as well as complying with “do not call” regulations in all jurisdictions in which we operate. These procedures and regulations may further limit our ability to generate new business and revenue.

Actual or perceived security vulnerabilities in mobile phones could adversely affect our revenues.

Maintaining the security of mobile phones and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that may attack wireless networks and mobile phones. Recently, security experts identified what appears to be the first computer “worm” program targeted specifically at mobile phones. The worm, entitled “Cabir,” targets mobile phones running the Symbian® operating system. While the “Cabir” worm has not been widely released and we believe presents little immediate risk to our business, we believe future threats could lead some customers to seek to return our applications, reduce or delay future purchases or reduce or delay the use of their mobile phones. Wireless carriers and mobile phone manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new mobile phone models. Any of these activities could adversely affect our results of operations and financial condition.

Changes in government regulation of the media and wireless communications industries may adversely affect our business.

It is possible that laws and regulations may be adopted in the United States and elsewhere which could restrict the media and wireless communications industries, including customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our applications and otherwise generate revenue. Tax environments that are currently favorable to wireless services, for example, in South and East Asia, could change adversely over time.

A decline in, or limitation on, the use of mobile phones would negatively impact our business.

A number of public and private entities have begun to restrict the use of mobile phones on their premises. For example, many places of worship, restaurants, hospitals, medical offices, libraries, museums, concert halls and other private and public businesses restrict the use of mobile phones due to privacy concerns, the inconvenience caused by mobile phone users to other patrons and the disruption mobile phones may cause to other electronic equipment at these locations.

Legislation has also been proposed in the U.S. Congress and by many states and municipalities to restrict or prohibit the use of mobile phones while driving motor vehicles. Some states and municipalities in the United States have already passed laws restricting the use of mobile phones while driving, and similar laws have been enacted in other countries. These laws and other potential laws prohibiting or restricting the use of mobile phones could reduce demand for mobile phones generally and, accordingly, the demand for our applications, which could reduce our ability to increase or maintain sales of our applications and otherwise generate revenue.

A number of studies have examined the health effects of mobile phone use and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, and any media reports suggesting such a link, could reduce demand for mobile phones and, accordingly, the demand for our applications.

Our business depends on the growth and maintenance of the wireless communications infrastructure.

Our success will depend on the continued growth and maintenance of the wireless communications infrastructure in the United States, the United Kingdom, and around the world. This includes deployment and maintenance of reliable next-generation digital networks with the necessary speed, data capacity and security for providing reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of customers continues to increase, or if existing or future customers increase their bandwidth requirements. If the continued growth and maintenance of wireless communications services is unable to keep up with demand, our business may be adversely affected.

Our products may infringe upon the intellectual property rights of others and resulting claims against us could be costly and require us to enter into disadvantageous license or royalty arrangements.

The mobile media sector is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing upon known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and our management’s attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of features of our products grow.

We may be unable to protect the intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships, which could negatively impact our competitive advantage.

Certain of our intellectual property rights are currently licensed from third parties and, in the future, we intend to continue to license intellectual property from key strategic partners. We are, and will continue to be, reliant upon such third parties to protect their intellectual property rights. Such third parties may not protect the intellectual property rights that we license from them and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of such third parties. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties or with whom we have entered into strategic relationships could negatively impact our competitive advantage.

We may be unable to protect our intellectual property, which could reduce the value of our services and our brand.

Our ability to compete effectively depends on our ability to protect our proprietary technologies, content and processes. We may not be able to safeguard and maintain our proprietary rights. Any infringement by third parties on our intellectual property could have a negative impact on our business and have an adverse effect on the price of our common stock.

Risks Relating to Our Common Stock

If we fail to maintain an effective system of internal controls we may not be able to timely report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we will not be able to manage our business effectively and our business and reputation with investors would be harmed materially. Any such inability to maintain effective controls or loss of confidence would have a material adverse effect on our financial condition, results of operation and access to capital.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with our becoming public through a “reverse merger” rather than through an offering underwritten by a major brokerage firm. Securities analysts of major brokerage firms may not provide coverage of our company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf or otherwise cover our company.

Our stock price may be volatile in response to various factors, some of which are out of our control.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in the wireless technology industry and markets;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	technological innovations or new competitors in our market;

•	additions or departures of key personnel;

•
limited “public float” following the Merger, with our common stock held by a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry or regulatory developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock may be deemed a “penny stock”, which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to non-Nasdaq listed companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Our directors, executive officers and affiliates can exert significant control over our business and affairs and may have actual or potential interests that depart from our other stockholders.

Our directors and our executive officers, together with their affiliates, own or control an aggregate of over 75% of our issued and outstanding common stock, which percentage may increase in the event that they exercise any of the options or warrants that they may hold or in the future are granted, or exercise any convertible securities or acquire additional shares of our common stock. The interests of such persons may differ from the interests of other stockholders. Such stockholders will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	election of our directors;

•	amendment of our Certificate of Incorporation or By-laws; and

•	mergers, sale of assets or other corporate transactions.

Concentrations of stock ownership among a few stockholders may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain our future earnings, if any, to support operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock or our ability to raise additional capital.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. On October 12, 2007, we filed a Registration Statement on Form SB-2 covering 1,783,262 shares of our common stock and 891,631 shares of our common stock issuable upon exercise of warrants. In addition, our Certificate of Incorporation permits the issuance of up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of November 14, 2007, we had an aggregate of 67,577,022 shares of our common stock and 10,000,000 shares of our preferred stock authorized but unissued. Thus, we have the ability to issue substantial amounts of stock in the future.  No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Provisions of our Certificate of Incorporation, our By-laws and Delaware law could delay or prevent a takeover of us by a third party.

Our Certificate of Incorporation, our By-laws and Delaware law could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock and the rights of our stockholders. For example, our Certificate of Incorporation and By-laws (1) permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board of directors, (2) provide that only business brought before an annual meeting by our board of directors or by a stockholder who complies with the procedures set forth in the By-laws may be transacted at an annual meeting of stockholders and (3) impose advance notice requirements for certain stockholder actions, such as stockholder proposals and nominations of directors. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of the voting stock of the Delaware corporation. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

We anticipate that we will expend significant financial and managerial resources to the defense of our intellectual property rights in the future if we believe that our rights have been infringed. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products or services infringe upon the intellectual property rights of third parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Merger, on August 13, 2007, we completed a private placement, pursuant to which we issued 1,783,262 shares of common stock and four-year redeemable warrants to purchase 891,631 shares of common stock at an exercise price of $2.25 per share, for aggregate gross proceeds of $2,675,000. The sale was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder, which exempt transactions by an issuer not involving a public offering. Certificates representing these shares contained a legend stating the same. We previously disclosed this transaction in a Current Report on Form 8-K filed with the SEC on August 14, 2007, and a Current Report on Form 8-K/A filed with the SEC on September 28, 2007, which disclosures are incorporated herein by reference. On October 12, 2007, we filed a Registration Statement on Form SB-2, which was declared effective on October 19, 2007, covering the 1,783,262 shares of our common stock and the 891,631 shares of our common stock issuable upon exercise of warrants issued in the private placement.

We raised net proceeds of $1,867,473 in the private placement after fees and expenses. This represents a reduction from the net proceeds previously reported in our Current Report on Form 8-K/A and our registration statement on Form SB-2, filed with the SEC on September 28, 2007 and October 12, 2007, respectively. As part of the closing entries associated with the Merger and private placement,  the  reduction represents the classification of incurred Merger and private placement related costs as an offset to the gross proceeds raised.  The noted reduction is in accordance with generally accepted accounting principles and has no impact on reported cash balances. We currently intend to use the net proceeds to acquire additional content and to expand our distribution capabilities in the United States, Europe and Asia Pacific, as well as for product development and working capital. As of November 14, 2007, we have used the proceeds from the private placement for working capital.

In connection with the Merger, we issued (1) 16,822,500 shares of our common stock as merger consideration to the former stockholders of g8wave, Inc., (2) options to purchase 963,513 shares of our common stock under our 2007 Equity Incentive Plan to the former option holders of g8wave, Inc., and (3) a warrant to purchase 166,725 shares of our common stock, at an exercise price of $0.10 per share to the former warrant holder of g8wave, Inc. We issued these shares, options, and warrant as part of the Merger in exchange for the shares, options, and warrant held by such holders in g8wave, Inc., and such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 14, 2007, pursuant to the terms of a restricted stock unit agreement, we granted Habib Khoury, our chief executive officer and a director, fully vested restricted stock units for 300,000 shares of our common stock under our 2007 Equity Incentive Plan. Each restricted stock unit entitles the holder to one share of our common stock. The issuance of the restricted stock units was exempt from registration pursuant to Section 4(2) of the Securities Act.

On August 20, 2007, pursuant to the terms of restricted stock unit agreements, we granted restricted stock units for 1,398,877 shares, 166,725 shares, 166,725 shares and 75,000 shares under our 2007 Equity Incentive Plan to Mr. Khoury, Mark Challinor, our Senior Vice President and Managing Director, European Operations, Shubhro Sen, our Senior Vice President and Managing Director, Asia Pacific Operations, and Richard Gallagher, our former interim Chief Financial Officer, respectively. Each restricted stock unit, once vested, entitles the holder to one share of our common stock. The issuances of the restricted stock units was exempt from registration pursuant Section 4(2) of the Securities Act.

On September 10, 2007, we granted restricted stock units for 166,725 shares of our common stock under our 2007 Equity Incentive Plan to William E. Duke, Jr., our Chief Financial Officer. Each restricted stock unit, once vested, entitles the holder to one share of common stock. The issuance of the restricted stock units was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 2, 2007, our sole stockholder approved, by written consent, the merger of International Food and Wine Consultants, Inc., a Nevada corporation and our then parent corporation, with and into us for the sole purpose of changing the parent corporation’s state of incorporation to Delaware.

On August 13, 2007, our stockholders approved, by written consent, a certificate of amendment to our certificate of incorporation, pursuant to which our name was changed to “g8wave Holdings, Inc.” The amendment was approved by 74.35% of the stockholders of International Food and Wine Consultants, Inc. pursuant to the Majority Written Consent of the Stockholders of International Food and Wine Consultants, Inc. dated August 13, 2007. We previously disclosed the amendment to the Certificate of Incorporation in a Current Report on Form 8-K filed with the SEC on August 14, 2007, which disclosures are incorporated herein by reference.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

g8wave Holdings, Inc.

Date: November 14, 2007	/s/ William E. Duke, Jr.
William E. Duke, Jr. Chief Financial Officer