Form 10KSB
period 2007-12-31
g8wave Holdings, Inc.
filed 2008-05-12
CIK 1371916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number 333-136487

g8wave Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3513270
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

126 Brookline Avenue, Suite 201, Boston, Massachusetts 02215
(Address of principal executive offices)

(866) 892-9090
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year: $6,665,899

As of May 6, 2008, the aggregate market value of the Company's common stock issued and outstanding and held by non-affiliates was approximately $235,313, based on the average of the bid and ask prices of such stock on that date of $.03.

The number of shares of the Company’s common stock outstanding as of May 6, 2008 was: 24,516,260

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Part I

Item 1.	Description of Business

Corporate History

We were organized in the State of New York in 1989 and reincorporated in Nevada on July 11, 2006 as International Food and Wine Consultants, Inc. On August 9, 2007, International Food and Wine Consultants, Inc. merged with and into its wholly-owned Delaware subsidiary, for the sole purpose of changing its state of incorporation to Delaware. On August 13, 2007, G8Wave Acquisition Corp., a newly formed wholly-owned subsidiary of International Food and Wine Consultants, Inc., merged with and into G8Wave, Inc., a private Delaware corporation (the “Merger”). Upon the closing of the Merger, G8Wave, Inc. became a wholly-owned subsidiary of International Food and Wine Consultants, Inc., and International Food and Wine Consultants, Inc. succeeded to G8Wave, Inc.’s line of business as its sole line of business. In connection with the Merger, International Food and Wine Consultants, Inc. changed its name to g8wave Holdings, Inc. and G8Wave Inc.’s name was changed to g8wave, Inc. As used on this Annual Report on Form 10-KSB, the terms “we,” our,” and similar terms refer to g8wave Holdings, Inc. and its subsidiaries.

Company Overview

We are an integrated mobile media company headquartered in Boston, Massachusetts. We operate at the intersection of mobile communities and brands. We provide our wireless interactive content technologies and services to mobile subscribers, media partners and customers primarily through our indirect, wholly-owned subsidiary, g8wave UK, based in London, England. We have offices in Boston, Massachusetts and London from which we provide mobile services in the following three areas:

•
Content distribution services through our branded wireless access protocol (WAP) stores, including: music, ringtones, games, video, ‘band or brand’ related information, tour or event schedules, headlines and articles and band and sports entertainment information.

•	Marketing applications and services, including: the planning and execution of integrated multi-screen or multi-channel (mobile, web, radio, TV, print, outdoor, and in-store) marketing campaigns.
•
Community development products and services, which include: social networking and dating via the Internet, mobile sites and telephones where users can meet, chat, date, share, network and receive rewards for creating popular content and other forms of community participation.

Our community development products and services specifically target branded communities and dating communities as a way to drive user aggregation.

“Branded communities” are virtual communities whose members share common interests such as music or sports, and typically center around specific bands or brands. We are currently focused on the music industry and providing mobile fan club-based services for artists and developing music and artist relationships. Examples of branded communities include Metallica fans, AC Milan soccer fans and Harley Davidson riders.

We deliver community-based content and applications employing the following products and services:

Community-oriented products. Users can engage in community-oriented activities such as chatting, dating, networking and exchanging and creating content. Users may create profiles, find friends or dates, and communicate by texting or exchanging pictures, music and video files, wallpapers and ring tones. Users may also create or upload their own content, such as music bars, ring tones, and pictures and share that content with friends. Users may access most of our wireless community-oriented products free of additional charges simply by registering.

Information products. Users can access our information content, including band or brand-related information, tour or event schedules, news headlines and articles, band and sports updates and entertainment information from our store fronts or our WAP site on their mobile phones. Users may access such content on a generic basis or register to receive customized and personalized information centered around their community, band, or brand preferences.

Download products. Users can download ring tones, wallpaper, pictures, logos, games and screen savers from our Internet portal onto their mobile phones or they can send them to other mobile phone users. Users may choose to download such products on a per message basis or subscribe to receive new downloads on a regular basis.

Interactive products. Users can search, find, connect and interact with prospective dating candidates either by phone, text or online via the web. Our website enables members to browse personal ads, listen to voice greetings, and communicate through a variety of channels, including text and email. All of these services are offered in a subscription package, allowing members the freedom to choose how, when, and where they interact. Our interactive products include TxtChat and CellDate.

Mobile marketing products. Our clients can mobile-enable their radio, TV, print, web, text, email, outdoor, in-store, or on-pack promotions and marketing initiatives. Our mobile marketing management tools allow our clients’ marketing teams to conduct mobile marketing campaigns, target relevant audiences, send and receive messages, as well as monitor, review and generate reports on campaign results.

Our community development services and mobile marketing services are delivered to a wide array of corporate and media clients, including: Metallica, Snapple, Blue Man Group, AT&T, Miller Lite, EMS, 311, DMC, Rawlings, Top Rank Boxing, Linkin Park and Qdoba.

We are the developer and owner of unique content which is distributed through branded communities. Additionally, we license content from leading music bands, such as Metallica and other third-party providers and distribute our content though some of the world’s leading wireless carriers including: Cingular, O2, Orange, Sprint, T Mobile, Verizon, and Vodafone.

We continue to expand our proprietary mobile services technology platform, social network functionality and content management infrastructure. Our technology platform enables our clients to access Internet services (including streaming video and messaging) through a variety of protocols, including: WAP, MMS (multimedia messaging services), SMS (short messaging service) and Java. Our technology platform delivers messages and content directly to the user through the operator’s own connection, without the need for intermediaries.

Industry Overview

The amount global end users spend on mobile data services is expected to grow from $114 billion in 2006 to $190 billion in 2009, representing an 18% compound annual growth rate, according to Ovum and Strategy Analytics’ research.

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

Availability of Mobile Handsets with Multimedia Capabilities. In 2005, 810 million mobile phones were sold worldwide and this number is forecasted to grow to 1 billion units in 2009, according to the research firm Gartner, Inc. In recent years, the mobile handset has evolved from a voice-only device to a personal data and voice communications device that enables access to wireless content and data services. Mobile handset manufacturers are competing for consumers by designing next-generation mobile handsets with enhanced features, including built-in digital cameras, color screens, music, data connectivity, and video. Worldwide sales of camera phones reached 296 million units in 2005, representing a 38% increase over 2004 of total worldwide mobile phone sales, according to Gartner. Info Trends expects this number to grow to 903 million camera phone sales by 2010, which represents an 87% increase from 2005. We believe that the availability of these next-generation mobile handsets is driving demand for wireless applications that take advantage of these advanced multimedia capabilities.

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

Competitive Strengths

We believe we have a proven capability to develop high-quality mobile services that engage end users and provide valuable services to wireless carriers and content owners due to the following strengths:

Scaleable and Robust Technology Platform.  Our technology developed over seven years of close collaboration with mobile operators is highly flexible, scalable, and can support deployments of a variety of mobile media and marketing solutions, including the latest in mobile applications, programming and content delivery.

Deep Domain Knowledge and Broad Industry Relationships. We have deep domain knowledge and broad relationships in the media and music industries. Our core team of employees includes an industry leader in social networking, media, music and event management.

Strategic Relationships with Wireless Carriers, Music Artists and Content Collaborators. Our wireless clients include some of the leading wireless carriers in the world including: Cingular, O2, Orange, Sprint, T Mobile, Verizon, and Vodafone. We build mobile fan communities and store fronts to bring together major performing artists including Metallica, 311, DMC, Linkin Park, Mandy Moore, Sara Evans and Taylor Hicks and their fans. Our music industry partners typically allow us to include their content as part of our product offering in exchange for a percentage of revenue. Our content collaborators arrangements provide for the inclusion of third-party providers content in one or more of our services in exchange for a percentage of revenues or a royalty or fixed-fee payment which we pay directly to the provider, and are usually non-exclusive. Our agreements with our content collaborators have terms ranging from six months to four years.

Strong Experience in Mobile Marketing-Providing Tangible Results for our Clients. We have built mobile branded communities since 1996. We work closely with our clients to create, manage and execute mobile marketing strategies to help meet their business objectives, increase sales, improve customer relationship marketing, implement new forms of direct marketing and deliver promotion-based activities to enhance brand recognition.

Experienced Management Team and Board of Directors. We have assembled a strong management team with broad-based international relationships in mobile marketing and media-related expertise and experience in premium direct marketing to consumers, in addition to global mobile applications and content.

Growth Strategy

Our goal is to be a premiere global mobile-media company and to offer leading wireless interactive entertainment, media, social services and advertising at the intersection of communities and brands. To achieve this goal, we currently intend to:

Create Branded Social Networking Sites. We intend to increase our services and product offerings to social and branded communities. We also plan to target large interactive communities that rally around specific brands which we believe will capture user profiles of the characteristics, attributes and preferences of our customers’ end-users and enable us to conduct highly precise mobile advertising.

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

Expand Global Reach and Distribution. We currently plan to extend our distribution beyond North America and U.K. markets into China and other markets in the Asia Pacific region through on-deck carrier agreements, which provide our content preloaded on phones for better global reach, and through acquisitions or by partnering with companies currently transacting business in the region.

Publish and License New Content. We currently intend to partner with print and media companies, record labels and studios, in an effort to generate and license premium content, and to secure and provide mobile users with select content including: ring tones, ring-back tones, remixes, logos, video, games, and wallpapers. We are developing a pilot of a mobile game based on a well-known rock band, with an original score provided by such band. Moreover, we intend to acquire and repurpose new, premium lifestyle brands and to market new programs to stimulate existing relationships, especially in the music industry. We also intend to leverage user-generated content as an alternative method for expanding content on social networking sites.

Continue to Focus on Channel Development. We seek to create and leverage innovative programs from early adopters and bring them to the mass market. We intend to accelerate user aggregation through large events and traditional media channels (e.g., print, TV, and cable) and to promote across a variety of channels including the Internet, IPTV, radio and print media through the positioning and branding of artists across channels. We believe sharing highlights through embedded social networks could lead to additional direct music sales searches and ad serving, attention from promoters and concert events and increased sales from our designed mobile and online store.

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

Products and Services

We believe that our ability to seamlessly implement multiple media communication strategies such as video, voice, radio, TV, Internet and print into a unified community-based experience differentiates us in our industry. Customers and partners utilize our technical and service resources to build integrated promotional strategies leveraging the following:

Short Messaging Services (SMS). SMS allows users to access and download information and products, such as news headlines, sports news, games, ring tones, and wallpaper through their mobile phones. Users are also able to interact with other users by subscribing to community-oriented products.

Multimedia Messaging Services (MMS). MMS is an extension of SMS technology which allows, in addition to text, for sound, images and other multimedia content to be sent. As a result, MMS enables users to download color pictures and advanced ring tones as well as transmit more data in a single message.

Wireless Application Protocol (WAP). WAP allows users to browse content in a user-friendly format on their mobile phones and request and receive information in a manner similar to accessing information on Internet websites. WAP allows users to download pictures, logos, wallpaper, interactive games, ring tones, and other Internet content.

Wireless Interactive Voice Response (Wireless IVR). Wireless IVR services allow users to access voice content from their mobile phones. We provide entertainment and other products through our wireless IVR services. We provide IVR applications and services, also known as audiotext, which are connected to premium rate, national rate and toll-free telephony and utilize 900 number exchanges, premium text and automated credit card processing to access and bill for services. In the UK, unlike in the US, premium rate telephone numbers can be accessed by and charged to a mobile phone. In addition to the integration of mobile products and strategies, we have identified strong potential for the integration of IVR into mobile location-based search applications, voice concierge services, and voice alerts.

Internet. By utilizing our services offering, our customers’ websites allow their members to browse personal ads, listen to voice greetings, and communicate through a range of other channels. Our People2People service is currently the only online dating service in the UK to fully integrate mobile, voice, and video technologies. The People2People service lets members interact through IVR, SMS, Internet and email and listen to voice greetings and personal messages, as well as record messages of their own through dedicated IVR lines. Our dedicated website allows members and new users to browse personal ads, listen to voice greetings and communicate through a range of other channels. The People2People brand operates direct to consumers and is a “white-label” supplier to media and consumer brands. Our Internet enabled video greeting service allows subscribers to record up to 60 seconds of personalized content. In addition to video, members can also utilize instant messaging capabilities to chat, in real time, with other community members.

Gateway Services. We are currently one of ten content distributors that offer gateway services to the UK’s six mobile networks. Content creators and/or publishers wishing to market their content directly on carrier decks in the UK need to do so through us or these few other similarly accredited companies and pay a fee for every transaction. We are able to bill directly through the carrier by delivering premium billed messages on five and/or six digit short codes. Our technology delivers messages and content directly to the user through the operator’s own connection, without the need for intermediaries. With full network accreditation, our client’s messages are generally delivered and tracked to include full time technical support.

Mobile Marketing Services. Includes the planning, creation, and execution of mobile marketing campaigns, branded community applications, and content distribution strategies. Our clients can mobile enable their radio, TV, print, web, text, email, outdoor, or in-store marketing initiatives. Our mobile marketing management tools are intended to enable our clients to run return-on-investment (ROI) based mobile marketing campaigns, target relevant audiences, send and receive messages and monitor, review and report on campaign results. Typically clients pay a setup fee and a campaign fee based on the scope of the campaign or pay for a longer term mobile marketing outsourcing fee. We believe that our web tools allow our customers to analyze media effectiveness, capture information gathered on targeted consumers, and then target consumers with teaser or full campaigns. Other mobile marketing tools that we offer include interactive competitions, votes, special offers and discounts.

Mobile Applications and Services

Our Match and Connect Services are proprietary mobile applications that match and connect individuals to content or people. Our subsidiary, g8wave UK, brought TxtChat, the first mobile matching service for our unique dating applications in the United Kingdom, to market in 1996.

Our Match and Connect business model focuses on providing applications for clients in a “white-labeled” format (e.g., Manchester Evening News’ Mobile Dating), including licensing the application to third parties offering their own mobile matching services, or providing the service as part of a suite of products.

We believe that our suite of applications and services are easy to use and flexible, allowing end-users to quickly match people, content and services with an intuitive, user-friendly process. We utilize a capture-and-push model that encourages participation and therefore revenue generation. Each of the services is delivered in a benefit-led subscription package, allowing members the freedom to choose how, when, and where they interact with other members.

We leverage our expertise in chatting and messaging with the SMS/MMS applications described below to deliver leading edge, white-label direct marketing solutions to our media clients. During 2007, 4.6 million messages were sent via our CellDate and TxtChat services and 2.6 million premium messages were sent via our LiveText and Low Bid Auction services described below.

CellDate, is a proactive member voice personals service for mobile users. The service is based on a proprietary matching and profiling technology that delivers an SMS message to an end-user with the number of messages and matches waiting for them. The service can be delivered in custom, camera-ready, digitally delivered copy to print clients, through a single point of entry telephone or shortcode number for broadcast clients, or through web links for online registration and integration with our online dating services.

TxtChat was the first speed dating service in the UK. We are currently expanding this service into new community based applications where users can chat directly with hundreds of other people simultaneously. TxtChat is available as a text-only, photo-only or text and photo service.

FotoDate, a SMS / MMS enabled service, allows users to view and request photos while text messaging, which we believe represents significant revenue upside potential in mobile community interactions.

LiveText, a web-based SMS communication tool offering real-time one-on-one communication between the business and the consumer, is a database builder for media clients, generating information about the consumer through promotional activities such as near-live interactions with celebrities, competitions, voting and games. For mobile marketing clients, LiveText enables spontaneous, interactive, and targeted communications in a dynamic environment.

Low Bid Auction: is a mobile SMS application where the winner of a reverse auction is the individual that offers the lowest unique bid. Once the pre-determined entry deadline lapses, the mobile auction closes automatically and the end-user offering the lowest unmatched (i.e., unique) bid wins and can purchase the item for the low price offered. The cost of each user’s unique bid may be set according to the value of the item being auctioned and users are informed upon placing a bid whether their bid is the current lowest unique bid. If so, they are again notified later if their bid has been bumped from the lowest unique bid so that they can try again. Each customer or client branded mobile auction is typically promoted for 2-4 weeks.

“Matchmaker” WAP dating allows users to participate via mobile phone through the transmission of a trigger WAP link, sent via shortcode. Once registered, members are able to update their profile, search the database, view search results, or view individual profiles with a photo. Revenue is generated by linking to a premium rate IVR line for users to listen to voice greetings and leave messages for other members.

Sales, Marketing and Distribution

We leverage our marketing experience and expertise as producers of materials that are ultimately published in the targeted media outlets. We maintain in-house customer service, print production, marketing and agency quality advertising and promotions resources. All collateral is produced camera ready by in-house creative and production specialists equipped to generate hundreds of pages for media publications per week.

Product Development and Technology

We have developed a leading-edge technology platform which is highly flexible, and scalable. Our platform allows for SMS, MMS, WAP delivery methods in a single environment.

Our mobile technology architecture services include:

g8wave Architecture	Application Services	Telephony Services	Web Services	Messaging Services
• Proprietary Software • Open Architecture Design • Industry Standard Interfaces • Enterprise Grade • Modular Application Design • Fully Integrated Infrastructure	• Microsoft.net Technology • XML, WML and HTML • ShowNTel (IVR Application Toolkit) • SQL Database Standard • Ease of Data Accessibility Between Apps • Standard Reporting Tools	• Telco Standard Protocols • SMPP For Mobile Test • Q931 Signaling Protocol For Voice • Dual Processor Definity G3 Pbx • ACD for Live Agents • Desktop SMS Interface	• 10Mb + 10 Mb Failover Connection • Industry Standard Firewall w/ Failover • Fully Resilient Web Server Cluster • WAP Servers for Mobile Content	• Industrial-Grade SMPP Gateway • Supports MMS/SMS Technology • Ringtones, Photos, Video • WAP Push Technology • 5 Million Messages Per Month & Scalable

Competition

We create and sell content and provide mobile applications and services. Our strategy is to make “going mobile” as easy as possible for our customers. We compete either directly or indirectly with content providers such as music and TV studios, music labels, mobile ring tone and mobile games providers; mobile application service providers that provide mobile products and services like iLoop, Enpocket and Mobliss; and mobile aggregators that provide direct connections to mobile carriers like mBlox; and mobile marketing providers that provide mobile promotions, programs and marketing services like Vibes and HipCricket.

We position and differentiate ourselves in our ability to bring together advertisers/sponsors and mobile communities and provide advertisers/sponsors a mobile channel to distribute their message and their products with the goal of simplifying the experience and reducing costs by providing a one-stop-shop mobile solution. We routinely partner with our competitors to complete or extend our mobile service offering, for example by providing co-sponsoring opportunities, which allows us access to content we do not own or distribution channels we do not have access to, while maintaining control of the customer relationship.

Customers

We use our messaging infrastructure to help, plan, create, and execute mobile campaigns for clients ranging from consumer brands to handset manufacturers.

We categorize our clients as either entertainment or business clients. Entertainment clients license content to us and participate in a revenue sharing agreements for revenue generated from that content. Entertainment clients include Metallica, 311, DMC, Linkin Park, Mandy Moore and Taylor Hicks.

Business clients include both brand and media clients. We offer mobile marketing services to brands such as Snapple, Newbury Comics and Qdoba. Our 2007 media clients included newspaper groups such as: Archant, Johnston Press, Friday-Ad Ltd., Greater Manchester Newspapers and Kent Messenger; radio stations include Classic Gold Digital, GMG Radio, Wireless Group (including Talksport and Independent Local Radio) and Saga Radio; and TV stations include Cellcast, a UK broadcaster and production company, and Scottish Media Group, a regional broadcasting division of ITV to whom we provided TxtChat and dating services. Our other media clients included Sun Newspapers (part of News International), Local Sunday Newspaper Group and Worldwide Telemedia.

Intellectual Property

Our intellectual property is an essential element of our business. We use a combination of trademark, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. It is our standard practice to require our employees and independent contractors to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

The following is a list of our registered trademarks, and trademarks for which we have filed applications. We do not have any patents.

Mark	Jurisdiction	Status

G8Wave	United States	Registered
G8Wave	EU (Community Trademark)	Registration published
g8	United States	Application pending Notice of Allowance granted
g8	EU (Community Trademark)	Application published
g8	India	Application accepted
Planet Cool	EU, United States	Application pending
PEG	EU, United States	Application pending

Government Regulation

We must abide by regulations imposed by government regulatory authorities in deploying our mobile marketing applications. The majority of regulations within the telecommunications industry that apply to mobile messaging and marketing are created by industry bodies producing codes of conduct that outline the rules that network operators, content providers, carriers, technology providers and advertisers must adhere to when providing telecommunication services to the public. These codes of conduct generally focus on protecting consumers against unwanted e-mails and communications being delivered to their mobile devices. We intend to thoroughly investigate the regulations imposed in each jurisdiction in which we intend to expand our business prior to commencing any marketing efforts in such jurisdiction. In some cases, the cost of compliance with a jurisdiction’s regulations may preclude us from providing our services to customers in such jurisdiction.

The following is a summary of the regulations in each of the jurisdictions in which we currently operate.

The Mobile Marketing Association (“MMA UK”) is the industry association responsible for mobile telecommunications marketing in the United Kingdom. The MMA UK’s code of conduct sets forth the practical mandatory standards and best practice guidelines relating to the provision and operation of mobile marketing services based on the MMA UK’s interpretation of current legislation in the United Kingdom. The MMA UK code was drafted in response to “The Privacy and Electronic Communications (EC Directive) Regulations, 2003,” which governs the rules for unsolicited communications and electronic marketing in the United Kingdom. Our applications are programmed to require that customers accept our standard terms and conditions of usage upon downloading any of our applications. Our standard terms and conditions of usage require that the customer confirm its agreement to comply with the MMA UK code. We are currently members of the MMA UK.

In the United States, the code of conduct prepared by the Mobile Marketing Association (“MMA US”) provides guidelines applicable to companies marketing products and services to consumers through voice, e-mail and SMS (short messaging service) & MMS (multimedia messaging services) communications, particularly with respect to the sending of unwanted communications to consumers. The code of conduct is divided into six categories: choice, control, customization, consideration, constraint and confidentiality and provides policies in each area that must be adhered to by suppliers of mobile services. We are currently members of the MMA US.

Employees

As of May 6, 2008, we had 37 full time employees. None of our employees are represented by a labor union and we consider our employee relations to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Item 2.	Description of Property.

We currently lease approximately 4,000 square feet and 6,000 square feet of office space in Boston, Massachusetts and London, England at monthly rents of approximately $10,040 and $13,400, respectively. The initial term of the Boston lease expires on February 28, 2011 and may be extended for an additional five-year period. The leases covering the London premises are for an initial ten-year term expiring on April 1, 2014. We currently believe that comparable space is readily available in these locations upon the termination of such leases. We believe our current facilities are adequate for our immediate and near-term needs.

Item 3.	Legal Proceedings.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Our common stock has been quoted on the OTC Bulletin Board since August 30, 2007 under the symbol GEWV.OB. Prior to that date, there was no active market for our common stock. As of May 6, 2008, there were 53 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2007	High	Low

Third Quarter (beginning August 30, 2007)	$2.25	$1.00

Fourth Quarter (beginning October 1, 2007)	$1.75	$0.38

The last reported sales price of our common stock on the OTC Bulletin Board as of May 6, 2008 was $0.03 per share.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we intend to retain future earnings, if any, to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2007, we had the following securities authorized for issuance under our 2007 Equity Incentive Plan (“2007 Plan”) (as hereinafter defined):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	3,240,840	(1)	$0.20	(1)	984,160

Equity Compensation Plans not approved by security holders	N/A		N/A		N/A

Total			$0.20	(1)

(1)
Included in the “Number of securities to be issued upon exercise of outstanding options, warrants and rights” are 2,217,327 outstanding restricted stock units (“RSUs”). Each RSU, when fully vested, entitles the holder thereof to one share of the Company’s common stock, par value $.001 per share. As the RSUs do not have an exercise price, the outstanding RSUs are not factored into the “Weighted-average exercise price of outstanding options, warrants and rights”

Recent Sale of Unregistered Securities

There have been no sales of unregistered securities during the period covered by this report which would be required to be disclosed pursuant to Item 701 of Regulation S-B and which have not been previously included in a Quarterly Report on Form 10-QSB or on a Current Report on Form 8-K.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This Annual Report on Form 10-KSB includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. You should review carefully the section entitled “Risk Factors” beginning on page 17 of this Annual Report on Form 10-KSB for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

The inclusion of the forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved. You should be aware that any forward-looking statement made by us in this Annual Report on Form 10-KSB, or elsewhere, speaks only as of the date on which we make it. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-KSB.

Going Concern and Lack of Liquidity

Our consolidated statements of operations and our statements of operating cash flows reveal significant losses and the utilization of significant amounts of cash to support our operating activities. For the fiscal year ended December 31, 2007, the Company had an accumulated deficit of $10,196,529, a consolidated net loss of $7,009,511, and consolidated net cash flows used in operations of $4,408,397. Our operations are not an adequate source of cash to fund future operations, and these matters give rise to substantial doubt about our ability to continue as a going concern. In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Our ability to continue our operations will be dependant upon obtaining such further financing. To read more about our liquidity and going concern issues, you should review carefully the section entitled “Risk Factors” beginning on page 17 of this Annual Report on Form 10-KSB and “Liquidity and Capital Resources” beginning of page 14 of Part II, Item 6 of this Annual Report of Form 10-KSB.

Recent Events

On December 11, 2007, the Company entered into an agreement to engage the services of Stern & Co. (“Stern”) as an outside business consultant for a period of six months. In return for consulting services, the Company issues Stern 500,000 restricted shares of the Company’s common stock on an agreed upon vesting schedule. In accordance with the vesting schedule, 100,000 restricted shares vested on January 8, 2008, 80,000 restricted shares vested on January 23, 2008, and 80,000 restricted shares vested on March 13, 2008.

Effective January 30, 2008, Leslie E. Bider resigned from the Company’s board of directors. Mr. Bider’s decision to resign was based on the demands on his time from other professional commitments, and not the result of any disagreement relating to the Company’s operations, policies or practices.

On January 30, 2008, the board of directors appointed Karl Spangenberg as a director to fill the vacancy on the board created by Mr. Bider’s resignation. There were no arrangements or understandings between Mr. Spangenberg and any other person pursuant to which he was selected as a director.

Effective February 21, 2008, Chad Brownstein resigned from the Company’s board of directors. Mr. Brownstein’s decision to resign was not the result of any disagreement relating to the Company’s operations, policies or practices.

On February 26, 2008, the board of directors appointed Habib Khoury as a director to fill the vacancy on the board created by Mr. Brownstein’s resignation. There were no arrangements or understandings between Mr. Khoury and any other person pursuant to which he was selected as a director.

On April 22, 2008, g8wave, Inc., (the “Borrower”), entered into a Revolving Credit and Security Agreement (the “Loan Agreement”) with PMCG Management Company, LLC (the “Lender”). Mr. Mindich, an officer, director, and stockholder of the the Company, has a significant ownership interest in, and is a director of, the Lender.

Pursuant to the terms of the Loan Agreement, at the Borrower’s request and in the Lender’s sole discretion, the Lender will make loans to the Borrower in an aggregate principal amount at any time outstanding not to exceed $250,000, which amount is subject to increase at the Lender’s discretion. Each loan will bear interest at the Prime Rate (as reported from time to time in the Wall Street Journal) plus 2 percent per annum and will be calculated based on a 360 day year and actual days elapsed. Accrued interest is payable in arrears on the first business day of each month. Any amounts not paid when due bear interest at a default rate equal to the Prime Rate plus 5 percent. The loans and all other indebtedness owing to the Lender are secured by a lien on all or substantially all of the Borrower’s assets.

The loans, including all interest, fees, expenses and other amounts payable under the Loan Agreement, as well as any other indebtedness owing to the Lender, are payable within 10 days after a demand for payment is made by the Lender (the “Demand Period”). However, if the Company and Mr. Mindich enter into a definitive agreement for the sale by the registrant to Mr. Mindich of all of the Subsidiary Shares, the Demand Period will be extended to 20 days. The Borrower may prepay the loans at any time.

On April 24, 2008, William Duke, the Company’s Chief Financial Officer, tendered his resignation from that position and as an employee of the Company. Mr. Duke’s resignation is be effective on a date to be determined, but is expected to occur on or prior to May 18, 2008.

On May 12, 2008, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mr. Mindich and PMCG Management Company, LLC (“PMCG”), pursuant to which the Company agreed to sell to Mindich (the “Sale”) all of the Company’s right, title and interest in and to the capital stock (the “Subsidiary Shares”) held by the Company in its wholly-owned subsidiary, g8wave, Inc., a Delaware corporation (the “Subsidiary”). Mr. Mindich is an officer, director, and stockholder of the registrant and has a significant ownership interest in, and is a director of, PMCG.

Pursuant to the Purchase Agreement, in exchange for the Subsidiary Shares, Mr. Mindich has agreed to (1) pay to the Company at closing the sum of $30,000, (2) surrender to the Company all of the shares of the Company’s Common Stock held by Mr. Mindich (9,457,500 shares comprising approximately 39% of the Company’s issued and outstanding shares as of the date hereof), which shall be cancelled effective with the closing, (3) assume and agree to discharge certain of the Company’s liabilities, as set forth in the Purchase Agreement, (4) assume and agree to pay to the Company an amount that is reasonably necessary for the Company to continue in existence and remain in compliance with applicable laws and the rules and regulations of the Securities and Exchange Commission and state securities regulators for a period of 12 months following the closing, in an amount not to exceed $125,000, less the $30,000 payable at closing, and (5) obtain an extended reporting period endorsement to the Company’s D&O insurance policy for a period of 3 years following the closing.

The Subsidiary Shares comprise all or substantially all of the Company’s assets. Accordingly, if the Sale is consummated, the Company will have nominal operations and assets and will be a shell company, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended.

Pursuant to the Purchase Agreement, Mr. Mindich is also required to indemnify, defend and hold harmless the Company, its affiliates, and certain other related parties from and against the liabilities being assumed by Mr. Mindich and all liabilities of the Subsidiary.

The Purchase Agreement may be terminated (1) at any time by the mutual consent of the Company and Mindich, or (2) by the Company, at any time prior to obtaining disinterested stockholder approval, if the Board of Directors obtains and elects to pursue a bona fide acquisition proposal or financing proposal from a third party that the Company determines in good faith is superior to the transactions contemplated in the Purchase Agreement. In the event the Company terminates the Purchase Agreement or the closing does not occur by June 7, 2008 for any reason other than the failure of the conditions to the Company’s closing obligations to be satisfied, the Company shall pay to Mr. Mindich an amount equal to 120% of (1) any funds advanced by Company Mindich or his affiliate to the Subsidiary from the date of the Purchase Agreement to the effective date of termination, less any amounts required to be paid by the Subsidiary pursuant to the Loan Agreement, and (2) any out-of-pocket expenses incurred by Mr. Mindich in connection with the transactions contemplated by the Purchase Agreement. In addition, the Company shall grant to Mr. Mindich for a period of 20 months following the termination date, a non-exclusive right and license to use the technology and other assets of the Company necessary in the reasonable judgment of Mr. Mindich to permit him to fulfill his and his affiliates’ customer’s mobile technology campaigns on a continuing basis.

If the Sale is consummated, the Company is required to promptly change its corporate name and is not permitted thereafter to use, or permit its affiliates to use, the name “g8wave” or any names reasonably similar thereto.

Results of Operations

Prior to August 13, 2007, we were a public shell company without material assets or liabilities. As a result of the Merger, the former stockholders of g8wave, Inc. became our controlling stockholders. For financial reporting purposes, g8wave, Inc. was considered the accounting acquiror in the Merger. Accordingly, the historical financial statements prior to August 13, 2007 presented and the discussion of financial condition and results of operations below are those of g8wave, Inc. and do not include the historical financial results of International Food and Wine Consultants, Inc.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes.

Revenue. Revenue for the years ended December 31, 2007 and 2006 was derived primarily from telecommunications arrangements and from mobile marketing services. Our revenue decreased by approximately $2,814,000, or 30%, to $6,665,899 for the year ended December 31, 2007, as compared to the fiscal year ended December 31, 2006. This decrease is primarily attributable to our decision to gradually shift our focus from dating markets to mobile entertainment and mobile marketing, which we believe offers greater potential for future growth and higher gross margins.

Gross Profit. Gross profit for the year ended December 31, 2007 decreased by approximately $875,301, or 27%, to $2,333,198, as compared to that of the prior year, primarily due to the reduced revenue. Gross profit as a percent of revenue was 35% for the year ended December 31, 2007, as compared to 34% for the fiscal year ended December 31, 2006.

Operating Expenses. Total operating expenses for the year ended December 31, 2007 increased by approximately $2,754,000, or 42%, to $9,370,523, from fiscal year ended December 31, 2006. As a percentage of revenue, operating expenses were 141% for the year ended December 31, 2007, compared to 70% for fiscal year ended December 31, 2006. The increase in operating expenses is primarily attributable to a 102%, or approximately $2,915,000, increase in administration expenses for the year ended December 31, 2007 over that of fiscal year ended December 31, 2006. The increase in our administration expenses is attributable to costs relating to the staffing of our U.S. headquarters and an increase of approximately $1.8 million in stock-based compensation expense (relating to vested restricted stock units, stock options, and warrants).

The increase in administration expenses was partially offset by decreases in both sales and marketing expenses and finance expenses. Sales and marketing expenses for the year ended December 31, 2007 decreased by approximately $95,000, or 9%, to $1,010,051, as compared to that of fiscal year ended December 31, 2006, primarily due to the reduction of sales related headcount. Finance expenses for the year ended December 31, 2007 decreased by approximately $102,000, or 31%, to $227,680 as compared to that of the prior year, primarily due to the reduction in the size of the finance function of fiscal 2007.

Liquidity and Capital Resources

Our consolidated statements of operations and our statements of operating cash flows reveal significant losses and the utilization of significant amounts of cash to support our operating activities. For the fiscal year ended December 31, 2007, the Company had an accumulated deficit of $10,196,529, a consolidated net loss of $7,009,511, and consolidated net cash flows used in operations of $4,408,397. Our operations are not an adequate source of cash to fund future operations, and these matters give rise to substantial doubt about our ability to continue as a going concern. In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Our ability to continue our operations will be dependant upon obtaining such further financing.

Cash flows generated from operating activities for fiscal year ended December 31, 2007 were not sufficient to offset our operating expenditures. In connection with the Merger, on August 13, 2007, we completed a private placement, pursuant to which we issued 1,783,262 shares of common stock and four-year redeemable warrants to purchase 891,631 shares of common stock at an exercise price of $2.25 per share, for aggregate gross proceeds of $2,675,000. We raised net proceeds of $1,804,046 in the private placement after fees and expenses, which we have used to acquire additional content and to expand our distribution capabilities in the United States, Europe and Asia Pacific, as well as for product development and working capital.

In order to increase our liquidity, on April 22, 2008, g8wave, Inc., (the “Borrower”), entered into a Revolving Credit and Security Agreement (the “Loan Agreement”) with PMCG Management Company, LLC (the “Lender”). Mr. Mindich, an officer, director, and stockholder of the the Company, has a significant ownership interest in, and is a director of, the Lender.

Pursuant to the terms of the Loan Agreement, at the Borrower’s request and in the Lender’s sole discretion, the Lender will make loans to the Borrower in an aggregate principal amount at any time outstanding not to exceed $250,000, which amount is subject to increase at the Lender’s discretion. Each loan will bear interest at the Prime Rate (as reported from time to time in the Wall Street Journal) plus 2 percent per annum and will be calculated based on a 360 day year and actual days elapsed. Accrued interest is payable in arrears on the first business day of each month. Any amounts not paid when due bear interest at a default rate equal to the Prime Rate plus 5 percent. The loans and all other indebtedness owing to the Lender are secured by a lien on all or substantially all of the Borrower’s assets.

The loans, including all interest, fees, expenses and other amounts payable under the Loan Agreement, as well as any other indebtedness owing to the Lender, are payable within 10 days after a demand for payment is made by the Lender (the “Demand Period”). However, if the Company and Mr. Mindich enter into a definitive agreement for the sale by the registrant to Mr. Mindich of all of the Subsidiary Shares, the Demand Period will be extended to 20 days. The Borrower may prepay the loans at any time.

We believe that the amounts available to us under the Loan Agreement will be sufficient to continue our operations for a period of approximately 30 days, and it will be necessary for us to secure additional financing in the near future to support our operations and to meet our anticipated liquidity requirements.  We may be unable to raise sufficient additional capital when we need it or to raise capital on reasonable terms. Any sale of equity or convertible debt securities in the future may be dilutive to our current stockholders’ ownership interests, and debt financing arrangements, if available, may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Our ability to raise additional capital may be adversely affected by the fact that the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007 includes a going concern qualification. The Company does not currently have any firm commitments for additional capital. If we are not able to secure additional funds, we will likely need to file for protection under applicable bankruptcy laws.

For more information about our liquidity and going concern issues and on the risks associated with our capital requirements, you should review carefully the section entitled “Risk Factors” beginning on page 17 of this Annual Report on Form 10-KSB.

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

Accounting for Stock-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment, as supplemented by the interpretation provided by SEC Staff Accounting Bulletin No. 107, issued in March 2005. (SFAS No. 123R replaced SFAS No. 123, Stock-Based Compensation (“SFAS No. 123”), issued in 1995.) Under this method, the fair value of all common stock granted or modified after adoption must be recognized in the statement of operations and total compensation cost related to non-vested awards not yet recognized, determined under the original provisions of SFAS No. 123, must also be recognized in the statement of operations.

Foreign Currency Translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenue, expenses, and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2007 and 2006, the exchange rate for the United Kingdom pound was $1.9973 U.S. and $1.9591 U.S., respectively, for ₤1.00.

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

In May 2007, the FASB issued FSP FIN No. 46R-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46R-7 amends the scope of the exception to FIN No. 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007. This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards 161 ("FAS 161"), "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." FAS 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of FAS 161 to have a material effect on the Company's financial statements.

RISK FACTORS

You should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10-KSB. If any of the following risks actually occurs, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

Risks Relating to Our Company and Business

Our independent registered public accounting firm has indicated substantial doubt about our ability to continue as a “going concern.” If we are unable to successfully implement our business plan and secure financing, we may be unable to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, includes a “going concern” qualification. As discussed in Note 2 to the audited financial statements, we have suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We have incurred substantial net losses of $7,009,511 and $3,260,534 for the years ended December 31, 2007 and 2006, respectively.

We have financed our operations primarily through equity financings. The Company has used the proceeds received from private placements conducted in August 2007 to acquire additional content and to expand our distribution capabilities in the United States and Europe, as well as for product development and working capital  We did not generate enough cash flow from operations during the fiscal year ended December 31, 2007 to offset our operating expenses.

In order to increase our liquidity, on April 22, 2008, g8wave, Inc., our wholly-owned subsidiary, entered into a Revolving Credit and Security Agreement (the “Loan Agreement”) with PMCG Management Company, LLC (the “Lender”).   Pursuant to the terms of the Loan Agreement, at our request and in the Lender’s sole discretion, the Lender will make loans to g8wave, Inc. in an aggregate principal amount at any time outstanding not to exceed $250,000, which amount is subject to increase at the Lender’s discretion.

We believe that the amounts available to us under the Loan Agreement will be sufficient to continue our operations for a period of approximately 30 days, and it will be necessary for us to secure additional financing in the near future to support our operations and to meet our anticipated liquidity requirements.  No assurances can be given that such financing will be available in sufficient amounts or at all. Our ability to continue operations will be dependant upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. We currently have no firm commitments for any additional capital.

If we cannot service our indebtedness under the Loan Agreement, the Lender may foreclose upon all or substantially all of our assets.

Based on our prior operating history, it is unlikely that we will be able to meet our obligations under the Loan Agreement out of cash flows from operations, and we will therefore need to obtain replacement financing. There can be no assurance that we will be able to obtain such financing in sufficient amounts, on attractive terms, or at all. If we are not able to meet our obligations under the Loan Agreement, the Lender may choose to exercise its remedies under the Loan Agreement, including foreclosing on all or substantially all of our assets, which would have a material adverse effect on our ability to continue as a going concern.

We have a history of losses that may continue in the foreseeable future.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. Specifically, we had a net loss of $3,260,534 for the year ended December 31, 2006, and a net loss of $7,009,511 for the year ended December 31, 2007. As of December 31, 2007, our accumulated deficit was $10,196,529. Our losses to date have resulted primarily from selling and general and administrative costs relating to our operations. We believe that our ability to achieve profitability, if ever, will depend primarily on our ability to consummate mobile marketing relationships with major brands and advertisers. There can be no assurance that we will be profitable in the future, or that future revenue and operating results will not vary substantially or that the operating results will not be below the expectations of investors.

We will need additional capital to fund operations and may not be able to obtain such capital on acceptable terms or at all.

As of December 31, 2007, we had an accumulated deficit of $10,196,529. We have incurred net losses quarterly since the first quarter of 2006, and expect to continue to incur net losses for the foreseeable future. Because cash flow from operations will not be sufficient to fund our cash flow needs, we will require additional capital to fund our future acquisitions, service development, technological infrastructure and sales and marketing activities.

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

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. If the Company raises capital through debt financing, it may be forced to accept restrictions affecting its liquidity, including restrictions on its ability to incur additional indebtedness or pay dividends.

Our ability to raise additional capital may be adversely affected by the fact that the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007 includes a going concern qualification.

The perceived risk associated with the possible sale of a large number of our common stock could cause some of our shareholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline. If our stock price declines, we may be unable to raise additional capital. Significant declines in the price of our common stock could also impair our ability to attract and retain qualified employees and reduce the liquidity our common stock.

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

Because our share price has been volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

In the past, where a company’s securities have experienced periods of volatility in the market price, shareholders have been known to institute securities litigation against those companies. Any securities litigation instituted against us could result in substantial costs and a diversion of our management attention and resources, which would significantly harm our profitability and reputation.

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

A significant source of our revenues is derived from our relationships with wireless carriers. Our arrangements with such carriers provide that end users are charged a one-time fee for the supply of services on their mobiles which is billed to them on their mobile phone bills through the carriers. The wireless carriers retain a percentage of the fee and remit the balance to us. If required, we then share a portion of this amount with media partners who promote the services. Our carrier relationships include some of the largest wireless carriers in the world including O2, Orange, Vodafone and T Mobile accounting for approximately 12.3%, 11.0%, 10.4%, and 5.2%, respectively, of our total revenues for the fiscal year ended December 31, 2007. Our failure to successfully negotiate additional carrier agreements with wireless carriers on favorable terms or to maintain our current or future carrier relationships could have a materially adverse effect on our revenues. There can be no assurances that we will be able to successfully negotiate new agreements or renew existing agreements with carriers on terms favorable to us, or at all. Wireless carriers may also decide to develop and distribute their own wireless entertainment applications. If carriers enter the wireless entertainment applications market, they might refuse to distribute some or all of our applications or may deny us access to all or part of their networks.

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and new rules subsequently implemented by the SEC have required changes in the corporate governance practices of public companies. We expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. We also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations will be conducted by g8wave, Inc. our wholly-owned subsidiary, and its subsidiary g8wave UK. We currently expect that the earnings and cash flows of our subsidiary will be retained and used by us in our operations.

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

Risks Relating to Our Common Stock

Management has identified material weaknesses in our internal controls over financial reporting, which may adversely effect our ability to timely report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we will not be able to manage our business effectively and our business and reputation with investors would be harmed materially. Any such inability to maintain effective controls or loss of confidence may have a material adverse effect on our financial condition, results of operation and access to capital.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP). Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria. The following material weaknesses were identified from our evaluation:

•
Due to our small size and limited financial resources, our chief financial officer had been the only individual involved in the preparation of all financial disclosures. As a result, there is no segregation of duties with regard to the preparation of financial disclosures.

•	Due to our small size, we do not have the required expertise in-house to account for our deferred tax assets and liabilities.

In order to remedy these weaknesses, we have utilized, and have budgeted funds to continue to retain, outside consulting services to review financial disclosures and account for our deferred tax assets and liabilities. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

Our directors and our executive officers, together with their affiliates, own or control an aggregate of over 74% of our issued and outstanding common stock, which percentage may increase in the event that they exercise any of the options or warrants that they may hold or in the future are granted, or exercise any convertible securities or acquire additional shares of our common stock. The interests of such persons may differ from the interests of other stockholders. Such stockholders will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. On October 12, 2007, we filed a Registration Statement on Form SB-2 covering 1,783,262 shares of our common stock and 891,631 shares of our common stock issuable upon exercise of warrants. In addition, our Certificate of Incorporation permits the issuance of up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of May 6, 2008, we had an aggregate of 65,483,740 shares of our common stock and 10,000,000 shares of our preferred stock authorized but unissued. Thus, we have the ability to issue substantial amounts of stock in the future.  No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

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

Item 7.	Financial Statements

Our consolidated financial statements, along with the report of our independent registered public accounting firm thereon, are attached to this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T).	Controls and Procedures

Evaluation of Disclosure and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP). Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria. The following material weaknesses were identified from our evaluation:

•
Due to our small size and limited financial resources, our chief financial officer had been the only individual involved in the preparation of all financial disclosures. As a result, there is no segregation of duties with regard to the preparation of financial disclosures.

•	Due to our small size, we do not have the required expertise in-house to account for our deferred tax assets and liabilities.

In order to remedy these weaknesses, we have utilized, and have budgeted funds to continue to retain, outside consulting services to review financial disclosures and account for our deferred tax assets and liabilities. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section,

Changes in Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

Part III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth information regarding the members of our board of directors and our executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position

Habib Khoury	49	President, Chief Executive Officer and Director

William E. Duke, Jr.	35	Chief Financial Officer

Mark Challinor	46	Senior Vice-President and Managing Director, European Operations

Bradley M. Mindich	40	Chairman, Chief Strategy Officer, Secretary, Treasurer and Director

Karl Spangenberg	61	Director

Biographies

Habib Khoury has served as our President since November 2006, as our Chief Executive Officer since March 2007 and as a Director since February 2008. Prior to joining us, Mr. Khoury was an advisor to our company from April 2006 to July 2006 and assisted in the g8wave UK acquisition from TPI and structured the $7.5 million capital investment into g8wave, Inc. by ITU III and ITU III NM. Mr. Khoury was president and chief executive officer of Cemprus, Inc., a software, services and fault tolerant systems provider to global telecommunications companies, from 2002 to 2003, and of Process Software, Inc., a software and services provider to global 2000 companies, from 2001 to 2002. Prior thereto, from 2000 to 2001, Mr. Khoury was president and chief operating officer of Get2it, Inc., a consumer based Internet content and service business. Mr. Khoury served as senior vice president of operations for Medical Manager (NASDQ:MMGR) and its subsidiary CareInsite, Inc. (NASDQ:CARI), a healthcare content, services and technology company that managed online healthcare information and transactions over the Internet, and which is now part of WebMD, from 1997 to 2000. Prior to CareInsite, in 1995, Mr. Khoury was a co-founder of CareAgents, Inc., an Internet health care content and services company, which he sold to Synetic, Inc. (NASDQ:SNTC) before it was renamed Medical Manager. Prior thereto, Mr. Khoury served as chief information officer for Harvard Community Health Plan, as a senior executive of operations for Bioran Medical Laboratory (now part of Quest Diagnostics NYSE:DGX) and as chairman of the ITAA software division board. Mr. Khoury has a B.S. in Business Administration from Babson College.

William E. Duke, Jr. has served as our Chief Financial Officer since August 27, 2007. Prior thereto, Mr. Duke served as chief financial officer from August 2005 to August 2007, vice president, finance from January 2003 to July 2005 and director of finance from June 2001 to December 2002 of OTF Group, Inc., a strategy consulting company, where he was responsible for financial and accounting operations, investor relations, information systems and legal and administrative matters. Prior to OTF Group, Mr. Duke served as senior financial analyst at NerveWire, Inc., a business and IT consulting company, from June 2000 to May 2001, and at Oak Industries, Inc., a leading supplier of components to manufacturers and service providers in the communications industry, from May 1999 to May 2000. Mr. Duke also served as a senior accountant at Deloitte & Touche LLP, from August 1996 to April 1999. Mr. Duke is a CPA and holds a B.S. in accounting from Stonehill College and a M.B.A. from Bentley College.

Mark Challinor has served as our Senior Vice President and Managing Director, European Operations, since March 2007. Prior thereto from July 2005 to February 2007, Mr. Challinor served as managing director of Buzz Mobile Marketing Ltd., a mobile marketing agency with clients including The Times of London (UK), The Sydney Morning Herald (Australia) and The Times of India (India), and as a mobile marketing and media consultant from November 2004 to June 2005. Mr. Challinor’s served as group promotions manager at Associated Newspapers (publishers of Daily Mail, Mail on Sunday, Evening Standard and Metro newspapers) from March 1998 to October 2004. Mr. Challinor served as European president of The International Newspaper Marketing Association, a world-wide ideas sharing network for media companies, from 2004 to 2006, and has served on its international board since 2005. In 2006, Mr. Challinor received the newspaper industry’s highest honor, The Silver Shovel Award. Mr. Challinor is also former chairman of the UK’s professional marketing body, The Chartered Institute of Marketing, and currently is on the board of the UK’s Advertising Standard’s Authority/Code of Advertising Practice.

Bradley M. Mindich, our founder, has served as our Chairman and as a director since November 2005 and as our Chief Strategy Officer since April 2006. Mr. Mindich also served as our Chief Executive Officer from November 2005 to March 2007. From 1986, Mr. Mindich has served in various capacities at PMCG including as executive vice president from 2002 to 2006, and most recently, since January 2007, as president. Mr. Mindich has negotiated exclusive arrangements with multiple major content providers and partners as well as carriers and hardware vendors.

Karl Spangenberg has served as a director from February 20, 2008 until the present. Mr. Spangenberg has more than 25 years of media experience in general management, advertising sales, business development, strategic marketing, online market research, and media consulting. Mr. Spangenberg formerly served as Chief Executive Officer of Hotelevision, Inc., a national ad-supported television media company from December 2002 through March 2004. From April 2004 through March 2006, Mr. Spangenberg served as President of Sales (Western Region) of The Hotel Networks, which was eventually sold to LodgeNet. From April 2006 through April 2007, Mr. Spangenberg served as Vice President of Integrated Advertising and Commerce of AT&T Entertainment Services, a division of AT&T Inc. Since May 2007, Mr. Spangenberg has worked as a management consultant to media and technology companies.

There are no family relationships among our directors and executive officers.

To the best of our knowledge, our officers and directors have neither been convicted in any criminal proceedings during the past five years nor are parties to any judicial or administrative proceeding during the last five years that resulted in a judgment, decree or final order enjoining then from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws or commodities laws. No bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has a bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. Copies of our code of ethics will be available without charge at our executive offices upon request.

Board of Directors

Our board of directors consists of three members: Brad Mindich, Karl Spangenberg and Habib Khoury.

Audit Committee

We intend to establish an audit committee of the board of directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. The audit committee’s duties would be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

We intend to establish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer our stock option plans and recommend and approve grants of stock options under such plans.

Nominating Committee

We have not formally designated a nominating committee. Until further determination by the board of directors, the full board will undertake the duties of the nominating committee.

Item 10.	Executive Compensation

Summary Compensation Table

The table below sets forth certain information about the compensation paid and options granted for the two years ended December 31, 2006 and 2007 to the Company’s Chief Executive Officer and all other executive officers who received annual remuneration in excess of $100,000 during 2007 (“Named Executive Officers”).

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Comp- ensation (g)	Non- Qualified Deferred Comp- ensation Earnings (h)	All Other Comp- ensation (i)		Total (j)
Habib Khoury(1)	2007	$280,000		1,698,877						$280,000
Chief Executive Officer, Director	2006	0						$92,200	(5)	$92,000

Bradley M. Mindich(2)	2007	$225,000								$225,000
Chairman and Chief Strategy Officer	2006	$152,308								$152,308

Shubhro Sen (3)	2007	$190,000		166,725					(6)	$190,000
Senior Vice- President and Managing Director	2006	$59,375								$59,375

Mark Challinor (4)	2007	$157,643		166,725						$157,643
Senior VP and Managing Director, European Operations	2006

(1)
Mr. Khoury has served as our President since November 2006 and entered into an employment agreement on April 2, 2007, as amended on January 25, 2008. Mr. Khoury’s employment agreement provides for an annual base salary of $280,000, which shall be paid in cash or shares of the Company’s common stock at the board of director’s option. The Company has the right to pay Mr. Khoury in stock no more than eight (8) pay periods annually.

(2)
Mr. Mindich served as our President and Chief Executive Officer from November 2005 until June 2006 and as our Chief Executive Officer from November 2006 until March 2007 and entered into an employment agreement on April 21, 2007, as amended on January 25, 2008. Mr. Mindich’s employment agreement provides for an annual base salary of $225,000, which shall be paid in cash or shares of the Company’s common stock at the board of director’s option. The Company has the right to pay Mr. Mindich in stock no more than eight (8) pay periods annually.

(3)
Mr. Sen served as Senior Vice President and Managing Director, Asia Pacific Operations from September 2006 until December 27, 2007. We entered into a an employment agreement with Mr. Sen on August 12, 2006. On December 27, 2008, Mr. Sen’s employment with the Company, and his employment agreement, were terminated pursuant to a letter agreement between the Company and Mr. Sen.

(4)
Mr. Challinor has served as Senior Vice President and Managing Director, European Operations since March 2007. We entered into an employment agreement with Mr. Challinor on January 25, 2007, which agreement was amended on July 10, 2007.

(5)	Represents payments made to Arthean LLC for consulting services rendered to us during 2006. Arthean LLC is owned by Mr. Khoury.
(6)
Includes a severance payment of Mr. Sen’s base salary through December 28, 2007 and the acceleration of vesting of restricted stock units covering 110,000 shares of the Company’s common stock. In addition, Mr. Sen is entitled to receive health benefits through June 6, 2008.

Outstanding Equity Awards at Fiscal Year End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unex- ercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)		Option Expiration Date (f)		Number of Shares of Units of Stock have that Not Vested (#) (g)	Market Value of Shares of Units That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares of Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares of Units or Other Rights That Have Not Vested (#) (j)
Habib Khoury
Chief Executive Officer, Director	784,635	914,242	0		(1)		(1)	914,242	$27,427	0	0

Bradley M. Mindich
Chairman and Chief Strategy Officer	0	0	0	0		0		0	0	0	0

Shubhro Sen (2)
Senior VP and Managing Director	110,000	0	0		(1)		(1)	0	0	0	0

Mark Challinor
Sr. VP and Managing Director	0	166,725	0		(1)		(1)	166,725	$5,002	0	0

(1) The securities disclosed above are restricted stock units (“RSUs”). Each RSU, when fully vested, entitles the holder thereof to one share of the Company’s common stock, par value $.001 per share. The RSUs do not have an exercise price or expiration date.

(2) Pursuant to the letter agreement dated December 27, 2007, between the Company and Mr. Sen, Mr. Sen’s employment with the Company was terminated and vesting for Restricted Stock Units covering 110,000 shares of the Company’s common stock was accelerated. Each vested Restricted Stock Unit entitles the holder thereof to one share of our Common Stock.

Director Compensation

We do not currently compensate our directors for acting as such, although we may do so in the future, including with cash or equity. We reimburse our directors for reasonably expenses incurred in connection with their service as directors. During the fiscal year ended December 31, 2007, none of our directors received any compensation from us, except as set forth in the table below.

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualifed Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

Leslie E. Bider	0	0	166,725(1)	0	0	0

(1) Mr. Bider Served as a director from August 2006 until January 30, 2008. We granted Mr. Bider a ten-year option to purchase 166,725 shares of our common stock at an exercise price of $0.10, which option vested as to 16.6% of the number of shares subject to the option on August 1, 2006, 8.4% of the number of shares subject to the option vested on February 1, 2007 and 1/12 of the balance of such shares subject to the option vest and become exercisable on the last day of each three month period thereafter. Mr. Bidder resigned in January 2008 without exercising his options.

Employment Agreements with Executive Officers

We have employment agreements with Messrs. Mindich, Khoury, Duke, Sen and Challinor.

We are a party to an employment agreement, dated April 21, 2006, which was subsequently amended on January 25, 2008, with Bradley Mindich to serve as our Chairman and Chief Strategy Officer, pursuant to which Mr. Mindich is entitled to receive an annual salary of $225,000 and is required to devote at least 65% of his business time to us. The agreement is terminable “at will” upon 20 days prior notice and contains covenants not to solicit or compete during his term of employment and generally for two years thereafter. Pursuant to the terms of the agreement, the Company may, in the sole and absolute discretion of the Company’s board of directors, elect to pay Mr. Mindich’s annual salary in shares of common stock of the Company issued under the Company’s 2007 Equity Incentive Plan for up to eight (8) pay periods annually.

We are a party to an employment agreement, dated April 2, 2007, which was subsequently amended on January 25, 2008, with Habib Khoury which initial term expires on February 28, 2010 (and may be automatically renewed for successive one-year periods unless either party notifies the other of its desire not to renew 90 days prior to the then current term), to serve as our President and Chief Executive Officer, pursuant to which Mr. Khoury is entitled to receive an annual base salary of $280,000. The agreement also provides for (i) an annual bonus of up to 50% of Mr. Khoury’s then current base salary (ii) an initial grant of 300,000 fully vested restricted stock units each of which, when vested, entitle a holder thereof to one share of our common stock (“RSUs”), and (iii) the grant of RSUs representing 1,398,877 shares of our common stock, 349,719 of which RSUs vest on September 2, 2007 and the balance will vest in equal monthly installments during the initial term. In the event of a “change of control” (as defined in the agreement), Mr. Khoury will be entitled to (i) the immediate vesting of all RSUs issued under the agreement, and (ii) a severance payment equal to (A) twelve months base salary, and (B) an annual bonus of 50% of then current base salary, provided that Mr. Khoury agrees to remain in the employ of our company for 90 days after the change of control, if so requested. If Mr. Khoury is terminated by us without cause (as such term defined in the Agreement), Mr. Khoury will receive (i) his base salary and employee benefits for six months, (ii) a pro rata percentage of his bonus, and (iii) six month vesting acceleration of outstanding stock awards. The agreement contains covenants not to compete or solicit during the term of Mr. Khoury’s employment and for six months thereafter. Pursuant to the terms of the agreement, the Company may, in the sole and absolute discretion of the Company’s board of directors, elect to pay Mr. Khoury’s annual salary in shares of common stock of the Company issued under the Company’s 2007 Equity Incentive Plan for up to eight (8) pay periods annually.

We are a party to an employment agreement, dated August 27, 2007, with William Duke with an initial term expiring on October 1, 2009 (and may be automatically renewed for successive one-year periods unless either party notifies the other of its desire not to renew 90 days prior to the then current term), to serve as our Chief Financial Officer, pursuant to which Mr. Duke is entitled to receive an annual base salary of $175,000. The agreement also provides for (i) an annual performance-based bonus of up to 20% of Mr. Duke’s then current base salary, at the discretion of our Chief Executive Officer and (ii) the grant of RSUs representing 166,725 shares of our common stock under the 2007 Plan. Such RSUs vest as to 25% of the shares subject thereto on August 27, 2008, and the balance in equal monthly installments over the next 36 months (subject to Mr. Duke remaining in our employ on such vesting dates). In the event of a “change of control” (as defined in the agreement), Mr. Duke will be entitled to (i) the immediate vesting of all RSUs issued under the agreement, and (ii) a severance payment equal to (A) twelve months base salary, and (B) an annual bonus of 20% of then current base salary, provided that Mr. Duke agrees to remain in the employ of our company for 90 days after the change of control, if so requested. If Mr. Duke is terminated by us without cause (as such term defined in the Agreement), Mr. Duke will receive (i) his base salary and employee benefits for six months, (ii) a pro rata percentage of his annual bonus, and (iii) six month vesting acceleration of outstanding RSUs. The agreement contains covenants not to compete or solicit during the term of Mr. Duke’s employment and for twelve months thereafter.

We are a party to an employment letter agreement, dated January 25, 2007, as amended by a letter agreement, dated July 10, 2007, with Mark Challinor to serve as our Senior Vice President and Managing Director of G8Wave UK pursuant to which Mr. Challinor is entitled to receive an annual base salary of £105,000. In addition, Mr. Challinor is eligible, at the discretion of our board of directors, for a (i) performance-based bonus based on a percentage of our company’s EBITDA as described in the agreement, and (ii) salary-based bonus of up to 20% of his base salary. Mr. Challinor is also entitled to receive 166,725 RSUs under the 2007 Plan. Such RSUs vest as to 25% of the shares subject thereto on January 25, 2008, and the balance in equal monthly installments over the next 36 months, subject to Mr. Challinor remaining in our employ on such vesting dates. Mr. Challinor’s employment may be terminated at any time by us for “cause” as described in the agreement. The agreement contains covenants not to solicit or compete during his employment and for six months thereafter.

We entered into an employment letter agreement, dated August 12, 2006, as amended by a letter agreement, dated July 10, 2007, with Shubhro Sen to serve as our Senior Vice President and Managing Director, Asia Pacific Operations, which employment letter agreement was terminated on December 27, 2007 pursuant to a letter agreement between the Company and Shubhro Sen (the “Termination Letter”). Pursuant to the terms of the employment letter agreement, Dr. Sen was entitled to receive an annual base salary of $190,000. In addition, Dr. Sen was eligible to receive (i) a performance-based bonus of up to 20% of his base salary and (ii) 166,725 RSUs under the 2007 Plan. Such RSUs were to vest as to 25% of the shares subject thereto on August 12, 2007, and the balance in equal monthly installments over the next 36 months, subject to Dr. Sen remaining in our employ on such vesting dates. Pursuant to the Termination Letter, Mr. Sen’s employment with the Company was terminated and Mr. Sen was entitled to receive payment of his base salary through December 28, 2007. In addition, the Termination Letter also provided for accelerated vesting of RSUs covering 110,000 shares of our common stock. Mr. Sen is entitled to receive health benefits from us through June 6, 2008.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For securities authorized for issuance under equity compensation plans, see Part II, Item 5 earlier in this annual report.

The following table sets forth information with respect to the beneficial ownership of our common stock as of May 5, 2008 of (i) each person or entity known by us to beneficially own more than 5% of our common stock; (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o g8wave Holdings, Inc., 126 Brookline Avenue, Suite 201, Boston, Massachusetts 02215. Shares of common stock subject to options, warrants, RSUs or other rights currently exercisable or exercisable within 60 days of May 5, 2008, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options and warrants, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of	Amount and Nature of Beneficial	Percent of
Beneficial Owner	Ownership(1)	Class(2)
Habib Khoury	999,439 (3)	4%
Bradley M. Mindich	9,630,863 (4)	37%
Mark Challinor	59,048 (5)	*
Shubhro Sen	110,000 (6)	*
Karl Spangenberg	0 (7)	*
ITU Ventures III, LP	7,125,000 (8)	28%
All executive officers and directors as a group (5 persons)	10,689,350 (3)(4)(5)(7)(9)(10)	42%

*	Represents less than 1%.
(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner. Unless otherwise noted, shares are owned of record and beneficially by the named beneficial owner.

(2)	Based on 25,682,856 shares issued and outstanding as of May 5, 2008 (consisting of 24,516,260 shares of common stock and 1,166,596 fully vested RSUs).
(3)	Represents shares issuable to Mr. Khoury pursuant to vested RSUs and those vesting within 60 days.
(4)	Represents 9,547,500 shares owned by Mr. Mindich and 83,363 shares issuable upon the exercise of stock options held by Mr. Mindich’s spouse.
(5)	Represents shares issuable to Mr. Challinor pursuant to vested RSUs and those vesting within 60 days.
(6)	Represents 110,000 shares of fully vested RSUs. As of December 27, 2007, Mr. Sen’s employment with the Company was terminated.
(7)	Represents shares issuable by Mr. Spangenberg upon exercise of currently exercisable stock options and those exercisable within 60 days.
(8)	Includes (i) 6,225,376 shares owned by ITU Ventures III NM, LP, a Delaware limited partnership and (ii) 899,624 shares owned by ITU Ventures, III NM, LP, a Delaware limited partnership.
(9)	Includes 1,058,487 shares issuable to active directors or Named Executive Officers pursuant to fully vested RSUs as of May 5, 2008 and 60 days thereafter.
(10)	Does not include 110,000 shares of fully vested RSUs held by Mr. Sen, who is no longer an employee of the Company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

On July 10, 2007 g8wave, Inc. entered into a letter agreement with Bradley Mindich, our Chairman, Chief Strategy Officer, director and principal stockholder, and ITU III and ITU III NM which agreement terminates certain agreements entered into with such parties in connection with the Series A Financing, and pursuant to which such parties agreed to waive any registration rights under the Investors’ Rights Agreement in connection with the Private Placement.

g8wave, Inc. is a party to a three-year Music Sector Agreement with the band Metallica, dated May 25, 2005, which provides for, among other things, the provision of our premium rate telephone services and premium text services and the right to use Metallica content in our services. Under the agreement, Metallica is entitled to royalty payments in accordance with the terms of the agreement and a stock appreciation right to receive 4% of the fair market value (as defined in the agreement) in excess of $1 million, of our company upon the occurrence of certain events described in the agreement. On July 11, 2007, Metallica agreed to waive its right to exercise its stock appreciation right upon the Merger. The agreement may be terminated by Metallica at any time, on 90 days notice, if Bradley Mindich’s relationship with us is terminated. Our obligations under the agreement are guaranteed by the Phoenix Trust. Phoenix Trust is owned indirectly by Steven Mindich, our Chairman, Chief Strategy Officer, director and principal stockholder’s father.

We are a party to an amended and restated advisory agreement with Greenwave Partners LLC, a Colorado limited liability company (“Greenwave”), dated as of July 1, 2007 (the “Advisory Agreement”) pursuant to which Greenwave has agreed to provide financial and management advisory services to us in exchange for a monthly fee of $10,000 (the “Advisor’s Fee”) which fee accrues beginning August 13, 2007, but is not payable until June 2008. The Advisory Agreement provides for an initial one-year term commencing on the Commencement Date, and will automatically renew for successive one-year terms unless either party gives 30 days’ prior written notice to the other party of its desire not to renew. Chad Brownstein, a director, is a manager of Greenwave.

From time to time since g8wave, Inc.’s inception in November 2005 through the closing of the Merger, g8wave, Inc. entered into transactions with Phoenix Trust, directly or through its affiliates, for the provision of certain goods or services for which it reimbursed Phoenix Trust and its affiliates. g8wave, Inc. reimbursed Phoenix Trust, Tele-Publishing and PMCG LLC an aggregate of approximately $315,000, $45,000 and $130,000, respectively, for payroll expenses of approximately $335,000, employee benefits of approximately $125,000 and telephone aggregator fees of approximately $30,000 paid by them on our behalf or for our benefit. Phoenix Trust is owned indirectly and Tele-Publishing is owned by Steven Mindich, our Chairman, Chief Strategy Officer, director and principal stockholder’s father. PMCG LLC is owned by Bradley Mindich and Stephen Mindich.

g8wave, Inc. is a party to an assignment and assumption agreement, dated July 16, 2007, with g8wave UK and 739 Mobile, Ltd. (“739 Mobile UK”), pursuant to which g8wave, Inc. and g8wave UK assigned all of their interest in, and 739 Mobile UK assumed all of the liabilities related to, certain adult-oriented content and royalties related to such content. In connection with such assignment, g8wave UK and 739 Mobile UK entered into a intercompany services and content delivery agreement, effective as of January 1, 2007, pursuant to which g8wave UK will (i) to the extent not assignable, sublicense certain third party licenses for adult-oriented content and (ii) provide certain payroll and human resources, office accommodation and office services and financial accounting services for £3,500 per month and 739 Mobile UK will, from time to time, provide the services of certain of its employees to g8wave UK for £2,781 per month. 739 Mobile UK is owned by 739 Mobile, LLC, a Massachusetts limited liability company which is owned by Bradley Mindich, our Chairman, Chief Strategy Officer, director and principal stockholder, and Greenwave, of which Chad Brownstein, a director, is a manager and owner.

Bradley Mindich, our Chairman, Chief Strategy Officer, director and principal stockholder is the President of PMCG.

On August 14, 2007, pursuant to the terms of a restricted stock unit agreement, we granted Mr. Khoury fully vested RSUs for 300,000 shares of our common stock pursuant to the terms of his employment agreement.

On August 20, 2007, pursuant to the terms of a restricted stock unit agreement, we granted RSUs for 1,398,877 shares, 166,725 shares, 166,725 shares and 75,000 shares to Messrs. Khoury, Challinor, Sen and Gallagher, respectively, pursuant to the terms of their respective employment agreements or arrangements with us.

On September 10, 2007, we granted RSUs for 166,725 shares of our common stock to Mr. Duke pursuant to the terms of his employment agreement with us.

On January 30, 2008, we granted Mr. Spangenberg a 10-year option to purchase 166,725 shares of the Company’s common stock at an exercise price of $0.37 per share. Mr. Spangenberg’s options will vest as to 25% of the number of shares subject to the option on the one year anniversary of the date of the grant, and the remaining 75% of such shares will vest thereafter in equal quarterly installments over the next three years.

On April 22, 2008, g8wave, Inc., (the “Borrower”), entered into a Revolving Credit and Security Agreement (the “Loan Agreement”) with PMCG Management Company, LLC (the “Lender”). Mr. Mindich, an officer, director, and stockholder of the the Company, has a significant ownership interest in, and is a director of, the Lender.

Pursuant to the terms of the Loan Agreement, at the Borrower’s request and in the Lender’s sole discretion, the Lender will make loans to the Borrower in an aggregate principal amount at any time outstanding not to exceed $250,000, which amount is subject to increase at the Lender’s discretion. Each loan will bear interest at the Prime Rate (as reported from time to time in the Wall Street Journal) plus 2 percent per annum and will be calculated based on a 360 day year and actual days elapsed. Accrued interest is payable in arrears on the first business day of each month. Any amounts not paid when due bear interest at a default rate equal to the Prime Rate plus 5 percent. The loans and all other indebtedness owing to the Lender are secured by a lien on all or substantially all of the Borrower’s assets.

The loans, including all interest, fees, expenses and other amounts payable under the Loan Agreement, as well as any other indebtedness owing to the Lender, are payable within 10 days after a demand for payment is made by the Lender (the “Demand Period”). However, if the Company and Mr. Mindich enter into a definitive agreement for the sale by the registrant to Mr. Mindich of all of the Subsidiary Shares, the Demand Period will be extended to 20 days. The Borrower may prepay the loans at any time.

On May 12, 2008, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mr. Mindich and PMCG Management Company, LLC (“PMCG”), pursuant to which the Company agreed to sell to Mindich (the “Sale”) all of the Company’s right, title and interest in and to the capital stock (the “Subsidiary Shares”) held by the Company in its wholly-owned subsidiary, g8wave, Inc., a Delaware corporation (the “Subsidiary”). Mr. Mindich is an officer, director, and stockholder of the registrant and has a significant ownership interest in, and is a director of, PMCG.

Pursuant to the Purchase Agreement, in exchange for the Subsidiary Shares, Mr. Mindich has agreed to (1) pay to the Company at closing the sum of $30,000, (2) surrender to the Company all of the shares of the Company’s Common Stock held by Mr. Mindich (9,457,500 shares comprising approximately 39% of the Company’s issued and outstanding shares as of the date hereof), which shall be cancelled effective with the closing, (3) assume and agree to discharge certain of the Company’s liabilities, as set forth in the Purchase Agreement, (4) assume and agree to pay to the Company an amount that is reasonably necessary for the Company to continue in existence and remain in compliance with applicable laws and the rules and regulations of the Securities and Exchange Commission and state securities regulators for a period of 12 months following the closing, in an amount not to exceed $125,000, less the $30,000 payable at closing, and (5) obtain an extended reporting period endorsement to the Company’s D&O insurance policy for a period of 3 years following the closing.

The Subsidiary Shares comprise all or substantially all of the Company’s assets. Accordingly, if the Sale is consummated, the Company will have nominal operations and assets and will be a shell company, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended.

Pursuant to the Purchase Agreement, Mr. Mindich is also required to indemnify, defend and hold harmless the Company, its affiliates, and certain other related parties from and against the liabilities being assumed by Mr. Mindich and all liabilities of the Subsidiary.

The Purchase Agreement may be terminated (1) at any time by the mutual consent of the Company and Mindich, or (2) by the Company, at any time prior to obtaining disinterested stockholder approval, if the Board of Directors obtains and elects to pursue a bona fide acquisition proposal or financing proposal from a third party that the Company determines in good faith is superior to the transactions contemplated in the Purchase Agreement. In the event the Company terminates the Purchase Agreement or the closing does not occur by June 7, 2008 for any reason other than the failure of the conditions to the Company’s closing obligations to be satisfied, the Company shall pay to Mr. Mindich an amount equal to 120% of (1) any funds advanced by Company Mindich or his affiliate to the Subsidiary from the date of the Purchase Agreement to the effective date of termination, less any amounts required to be paid by the Subsidiary pursuant to the Loan Agreement, and (2) any out-of-pocket expenses incurred by Mr. Mindich in connection with the transactions contemplated by the Purchase Agreement. In addition, the Company shall grant to Mr. Mindich for a period of 20 months following the termination date, a non-exclusive right and license to use the technology and other assets of the Company necessary in the reasonable judgment of Mr. Mindich to permit him to fulfill his and his affiliates’ customer’s mobile technology campaigns on a continuing basis.

If the Sale is consummated, the Company is required to promptly change its corporate name and is not permitted thereafter to use, or permit its affiliates to use, the name “g8wave” or any names reasonably similar thereto.

Board Independence

Karl Spangenberg qualifies as an “independent” director as that term is defined by applicable listing standards of the NASDAQ Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 13.	Exhibits

The exhibits filed as part of this Annual Report of Form 10-KSB are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to the Company by our principal accountants for professional services rendered for the fiscal years ended December 31, 2007 and 2006.

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees

Audit Fees (1)	$65,750	$111,500
All Other Fees	0	0
Total Fees	$65,750	$111,500

(1) Consists of aggregate fees billed by Sherb & Co., LLP, our independent registered public accounting firm, for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2007, and for the review of our Quarterly Reports on 10-QSB for those fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

g8wave Holdings, Inc.

/s/ Habib Khoury
Name: Habib Khoury
Title: Chief Executive Officer
Date: May 12, 2008

In accordance with the requires of the Exchange Act, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Habib Khoury	President, Chief Executive Officer and	May 12, 2008
Director

/s/ Bradley M. Mindich	Chairman of the Board and Chief	May 12, 2008
Strategy Officer

/s/ Karl Spangenberg	Director	May 12, 2008

/s/ William E. Duke, Jr.	Chief Financial Officer	May 12, 2008

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of August 13, 2007, by and among International Food and Wine Consultants, Inc., G8Wave, Inc., and G8Wave Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 13, 2007 (“August 13, 2007 8-K”))

2.2	Certificate of Merger, dated August 13, 2007, between G8Wave, Inc. and G8Wave Acquisition Corp. (incorporated herein by reference to Exhibit 2.2 to the August 13, 2007 8-K)
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 9, 2007)
3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 9, 2007)
3.3	Certificate of Amendment to Certificate of Incorporation, dated August 13, 2007 (incorporated herein by reference to Exhibit 3.3 to the August 13, 2007 8-K)
5.1	Opinion of Haynes and Boone, LLP
10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the August 13, 2007 8-K)

10.2	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the August 13, 2007 8-K)
10.3	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.3 to the August 13, 2007 8-K)
10.4	Engagement Letter, dated February 7, 2007, between G8Wave, Inc. and New Century (incorporated herein by reference to Exhibit 10.4 to the August 13, 2007 8-K)
10.5	Amended Engagement Letter, dated March 29, 2007, between G8Wave, Inc. and New Century (incorporated herein by reference to Exhibit 10.5 to the August 13, 2007 8-K)
10.6	Form of Directors and Officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.6 to the August 13, 2007 8-K)
10.7	2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the August 13, 2007 8-K)
10.8	Form of 2007 Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to the August 13, 2007 8-K)
10.9	Form of 2007 Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.9 to the August 13, 2007 8-K)
10.10	Form of 2007 Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.10 to the August 13, 2007 8-K)
10.11	Form of 2007 Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.11 to the August 13, 2007 8-K)

10.12	Stock Option Agreement, dated August 1, 2006 between the Company and Leslie Bider (incorporated herein by reference to Exhibit 10.12 to the August 13, 2007 8-K)
10.13	Employment Agreement, dated April 2, 2007, between G8Wave, Inc. and Habib Khoury (incorporated herein by reference to Exhibit 10.13 to the August 13, 2007 8-K)
10.14	Employment Agreement, dated April 21, 2006, between G8Wave, Inc. and Bradley Mindich (incorporated herein by reference to Exhibit 10.4 to the August 13, 2007 8-K)
10.15	Employment Letter Agreement, dated August 12, 2006, between G8Wave, Inc. and Shubhro Sen (incorporated herein by reference to Exhibit 10.15 to the August 13, 2007 8-K)
10.16	Letter Agreement with Shubhro Sen, dated July 26, 2007 (incorporated herein by reference to Exhibit 10.16 to the August 13, 2007 8-K)
10.17	Employment Letter Agreement, dated January 25, 2007, between G8Wave, Inc. and Mark Challinor (incorporated herein by reference to Exhibit 10.17 to the August 13, 2007 8-K)
10.18	Letter Agreement with Mark Challinor, dated July 26, 2007 (incorporated herein by reference to Exhibit 10.18 to the August 13, 2007 8-K)
10.19	Employment Agreement, dated August 27, 2007, between the Company and William E. Duke, Jr. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated August 27, 2007)
10.20	Resignation letter from Hank Cohn, dated August 13, 2007 (incorporated herein by reference to Exhibit 10.19 to the August 13, 2007 8-K)
10.21	Services Agreement, dated April 21, 2006, between G8Wave, Inc. and The Boston Phoenix Trust (incorporated herein by reference to Exhibit 10.20 to the August 13, 2007 8-K)
10.22
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated August 13, 2007, between IFWC-DE and SplitCo (incorporated herein by reference to Exhibit 10.21 to the August 13, 2007 8-K)

10.23	Stock Purchase Agreement, dated August 13, 2007, IFWC-DE and Mary Beth Clark (incorporated herein by reference to Exhibit 10.22 to the August 13, 2007 8-K)
10.24	Warrant, dated August 1, 2006, to Todd Duboef (incorporated herein by reference to Exhibit 10.23 to the August 13, 2007 8-K)
10.25
Investors’ Rights Agreement, dated April 21, 2006, between G8Wave, Inc., Bradley Mindich, ITU Ventures III, LP and ITU Ventures III NM, LP (incorporated herein by reference to Exhibit 10.24 to the August 13, 2007 8-K)

10.26	Amended and Restated Advisory Agreement, dated July 1, 2007 between G8Wave, Inc. and Greenwave Partners LLC (incorporated herein by reference to Exhibit 10.25 to the August 13, 2007 8-K)
10.27
Letter Agreement, dated July 10, 2007, between G8Wave, Inc., Bradley Mindich, ITU Ventures III, LP and ITU Ventures III NM, LP (incorporated herein by reference to Exhibit 10.26 to the August 13, 2007 8-K)

10.28	Music Sector Agreement, dated May 25, 2005, between TP Corporation, G8Wave, Inc. and Metallica (“Metallica Agreement”) (incorporated herein by reference to Exhibit 10.27 to the August 13, 2007 8-K)
10.29	Assignment and Assumption Agreement of Metallica Agreement, dated May 12, 2006, between TP Corporation and G8Wave, Inc. (incorporated herein by reference to Exhibit 10.28 to the August 13, 2007 8-K)
10.30	Letter Agreement, dated July 11, 2007, between Metallica and G8Wave, Inc. (incorporated herein by reference to Exhibit 10.29 to the August 13, 2007 8-K)
10.31
Agreement for Supply of Messages, dated July 21, 2004, between Vodafone Limited and Tele-Publishing UK Limited (“Tele-Publishing UK”) (incorporated herein by reference to Exhibit 10.30 to the August 13, 2007 8-K)

10.32	Message Service Agreement, dated June 20, 2004, between Hutchison 3G UK Limited and Tele-Publishing UK (incorporated herein by reference to Exhibit 10.31 to the August 13, 2007 8-K)
10.33	Wholesale Products Standard Agreement, dated January 26, 2004, between 02 (UK) Limited and Tele-Publishing UK (incorporated herein by reference to Exhibit 10.32 to the August 13, 2007 8-K)
10.34	SMSC Access (ATK) Agreement, dated May 1, 2005, between T-Mobile (UK) Limited and G8Wave Ltd. (incorporated herein by reference to Exhibit 10.33 to the August 13, 2007 8-K)
10.35	Wholesale Services Agreement, dated October 29, 2003, between Virgin Mobile Telecoms Limited and Tele-Publishing UK (incorporated herein by reference to Exhibit 10.34 to the August 13, 2007 8-K)
10.36	Agreement, dated March 7, 2002, between Orange Personal Communications Services Limited and Tele-Publishing UK (incorporated herein by reference to Exhibit 10.35 to the August 13, 2007 8-K)
10.37	Lease, dated April 2, 2004, between Tokley Limited (“Tokley”) and Tele-Publishing UK (incorporated herein by reference to Exhibit 10.36 to the August 13, 2007 8-K)
10.38	Amendment to Employment Agreements of Mr. Mindich and Mr. Khoury, each dated January 25, 2008 (incorporated herein by reference to Exhibit 10.1 and Exhibit 10.2 to the January 30, 2008 8-K)
10.39
Form of Settlement and Release Agreement and Form of Warrants, dated January 31, 2008, between the Company and certain shareholders (incorporated herein by reference to Exhibit 10.1 and 10.2, respectively, of our Current Report on Form 8-K filed with the SEC on March 20, 2008)

10.40
Revolving Credit and Security Agreement, dated April 22, 2008, between g8wave, Inc., Bradley Mindich, and PMCG Management Company, LLC (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 28, 2008).

10.41
Stock Purchase Agreement, dated May 12, 2008, among g8wave Holdings, Inc., Bradley M. Mindich, and PMCG Management Company, LLC (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 12, 2008).

16	Letter of Li & Company, PC (incorporated herein by reference to Exhibit 16 to the August 13, 2007 8-K)
21	List of Subsidiaries (incorporated herein by reference to Exhibit 21 to the August 13, 2007 8-K)
23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

g8wave Holdings, Inc.
Consolidated Financial Statements for the years ended December 31, 2007 and 2006 and Independent Auditors’ Report

g8wave Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
g8wave Holdings, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of g8wave Holdings, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of g8wave, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $10,196,529 and has cash used in operating activities of $4,408,397 for the year ended December 31, 2007. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
May 7, 2008

g8wave Holdings, Inc.
Consolidated Balance Sheets
December 31,

	2007	2006
Assets

Current Assets:
Cash	$852,782	$4,081,176
Accounts receivable	622,061	1,506,415
Prepaid expenses	218,421	257,377
Due from affiliates	61,028	-
Corporation tax refund receivable	-	77,639
Deferred tax asset	-	37,209
Other current assets	4,750	29,750

Total Current Assets	1,759,042	5,989,566

Property, plant, and equipment, net	232,797	299,228
Capitalized production costs	400,000	-

Total Assets	$2,391,839	$6,288,794

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,407,923	$1,872,500
Deferred revenue	20,000	25,500
Due to affiliates	29,838	156,794

Total Current Liabilities	1,457,761	2,054,794

Stockholders' Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2006, respectively	-	-
Common stock, $.001 par value: 90,000,000 shares authorized; 22,422,978 and 16,822,500shares issued and outstanding at December 31, 2007 and 2006, respectively	22,423	16,823
Notes receiveable, stockholder	-	(37,888)
Additional paid-in-capital	11,124,629	7,475,748
Accumulated other comprehensive income	(16,445)	(33,665)
Accumulated deficit	(10,196,529)	(3,187,018)

Total Stockholders' Equity	934,078	4,234,000

Total Liabilities and Stockholders' Equity	$2,391,839	$6,288,794

See accompanying notes to consolidated financial statements

g8wave Holdings, Inc.
Consolidated Statements of Operations
For the Years Ended December 31,

	2007	2006

Revenue	$6,665,899	$9,480,246

Cost of Sales	4,332,701	6,271,747

Gross Profit	2,333,198	3,208,499

Operating Expenses:
Administration	5,763,916	2,848,866
Sales and marketing	1,010,051	1,105,290
Information technology	1,157,086	1,103,396
Operations	766,758	779,486
Finance	227,680	329,348
Corporate	291,310	212,590
Depreciation and amortization	153,722	237,458
Total Operating Expenses	9,370,523	6,616,434

Operating Loss	(7,037,325)	(3,407,935)

Non-Operating Items:
Interest income	94,357	143,087

Loss before (provision) benefit for income taxes	(6,942,968)	(3,264,848)

(Provision) benefit for income taxes	(66,543)	4,314

Net Loss	(7,009,511)	(3,260,534)

Other Comprehensive Income
Foreign currency translation adjustment	17,220	128,496

Comprehensive Loss	$(6,992,291)	$(3,132,038)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(0.19)
Weighted average shares used to compute basic and diluted loss per share attributable to common stockholders	18,970,629	16,822,500

See accompanying notes to consolidated financial statements

g8wave Holdings, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

					Accumulated
			Notes		other
	Common Stock		Receivable,	Additional Paid-	comprehensive	Accumulated	Total Stockholders'
	Shares	Par Value	Stockholder	in Capital	income	Earnings (Deficit)	Equity
Balance, December 31, 2005	16,822,500	$16,823	$(50,000)	$7,449,173	$(162,160)	$1,373,516	$8,627,352

Purchase of stock of g8wave, Ltd. recorded as dividend						(1,300,000)	(1,300,000)

Issuance of stock options to employees				26,575			26,575

Principal payments received on note receivable, stockholder			12,500				12,500

Interest receivable on note receivable, stockholder at December 31, 2006			(388)				(388)

Net loss						(3,260,534)	(3,260,534)

Foreign currency translation adjustments					128,495		128,495

Balance, December 31, 2006	16,822,500	16,823	(37,888)	7,475,748	(33,665)	(3,187,018)	4,234,000

Sale of common stock in private placement	1,783,262	1,783		1,802,263			1,804,046

Stock based compensation				16,500			16,500

Principal payments received on note receivable, stockholder			6,250				6,250

Net change in interest receivable on note receivable, stockholder during period			388				388

Issuance of common stock associated with reverse merger (August 13, 2007)	3,817,216	3,817		(3,817)			-

Foregiveness of note receivable, stockholder			31,250				31,250

Issuance of stock options and RSUs				1,833,935			1,833,935

Net loss						(7,009,511)	(7,009,511)

Foreign currency translation adjustments					17,220		17,220

Balance, December 31, 2007	22,422,978	$22,423	$-	$11,124,629	$(16,445)	$(10,196,529)	$934,078

See accompanying notes to consolidated financial statements

g8wave Holdings, Inc.
Consolidated Statements of Cash Flows
Years ended December 31,

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(7,009,511)	$(3,260,534)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	153,722	237,458
Issuance of stock in exchange for consulting services	16,500	-
Compensation expense - stock options and warrants	1,833,935	26,575
Changes in operating assets and liabilities:
Accounts receivable, trade	915,094	243,805
Prepaid expenses	42,065	(69,528)
Deposits	25,000	(29,750)
Stockholder interest receivable	388	(388)
Corporation tax refund receivable	79,332	(73,026)
Deferred income tax	38,020	22,645
Accounts payable and accrued expenses	(497,442)	59,019
Deferred revenue	(5,500)	25,500
Total adjustments	2,601,114	442,310
Net cash used in operating activities	(4,408,397)	(2,818,224)

Cash Flows From Investing Activities:
Purchase of trademark	-	(100,000)
Property and equipment expenditures	(82,765)	(110,842)
Loss on disposal of equipment	1,106	-
Capitalized production cost expenditures	(400,000)	-
Principal payments received on note receivable, stockholder	6,250	12,500
Net cash flow used in investing activities	(475,409)	(198,342)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,804,046	1
Proceeds from issuance of preferred stock	-	7,500,000
Forgiveness of note receivable, stockholder	31,250	(84,005)
Payment of dividends	-	(1,300,000)
Due from/to affiliates	(189,651)	371,144
Net cash flow provided by financing activities	1,645,645	6,487,140

Effect of exchange rate changes on cash	9,767	70,940

Net (decrease) increase in Cash	(3,228,394)	3,541,514

Cash, Beginning of Year	4,081,176	539,662
Cash, End of Year	$852,782	$4,081,176

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$653	$-
Cash paid for taxes	$66,543	$4,391
Noncash Investing Activities:
Note receivable, stockholder	$-	$50,000

See accompanying notes to consolidated financial statements

g8wave Holdings, Inc.
Notes to Consolidated Financial Statements

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

2.	Basis of Presentation and Consolidation

The consolidated financial statements present the results of operations of the Company’s U.S. parent, U.S. subsidiary and U.K. subsidiary for the periods ended December 31, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated.

On August 13, 2007, G8Wave Acquisition Corp., a newly formed wholly-owned subsidiary of International Food and Wine Consultants, Inc., merged with and into G8Wave, Inc., a private Delaware corporation (the “Merger”). Upon the closing of the Merger, G8Wave, Inc. became a wholly-owned subsidiary of International Food and Wine Consultants, Inc. (“IFWC”), and International Food and Wine Consultants, Inc. succeeded to G8Wave, Inc.’s line of business as its sole line of business. In connection with the Merger, International Food and Wine Consultants, Inc. changed its name to g8wave Holdings, Inc. (the “Company”) and G8Wave Inc.’s name was changed to g8wave, Inc. (see Note 8). The transaction was deemed to be a reverse merger. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, International Food and Wine Consultants, Inc. (the legal acquirer) was considered the accounting acquiree and g8wave, Inc. (the legal acquiree) was considered the accounting acquirer. The consolidated financial statements of the combined entity are in substance be those of g8wave, Inc. with the assets and liabilities, and revenue and expenses, of International Food and Wine Consultants, Inc. being included effective from the date of consummation of the reverse merger. International Food and Wine is deemed to be continuation of the business of g8wave. The outstanding stock of International Food and Wine prior to the reverse merger was accounted for at its net book value and no goodwill was recognized.

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

Going Concern - The Company’s financial statements have been prepared on the basis of continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company’s continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining debt and/or additional equity financing.  We have yet to generate a positive internal cash flow, and until significant sales of our product and/or services occur, we are mostly dependent upon debt and equity funding.

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

3.	Summary Significant Accounting Policies

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

g8wave Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

Revenue Recognition - The Company’s revenue is derived primarily from telecommunications arrangements and from mobile marketing services. The Company applies the guidelines for revenue recognition established in SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements.” These guidelines establish that revenue can only be recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured.

Revenue is recognized as services are provided for telecommunications arrangements. Revenue from mobile marketing services is recognized on the completed-contract basis when the services are completed and accepted by the customer or on deliverable benchmarks depending on the terms of the related contract. The completed-contract method is used because the Company’s contracts for these types of services are typically either short-term in duration or management is unable to make reasonably dependable estimates of the costs of the contracts.

Deferred revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but the criteria for revenue recognition have not been met.

Cash and Cash Equivalents— The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2007, the Company did not have any investments with maturities greater than three months.

The Company seeks to minimize its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.

Accounts Receivable – Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2007, there was no allowance for doubtful accounts.

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

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments, which include, accounts receivable, accounts payable, accrued expenses, and equity instruments, approximate their fair value.

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

Impairment of Long-Lived Assets – The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that the Company review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its disposition value is less than the carrying amount. The Company evaluated its long-lived assets and determined that there was no impairment at December 31, 2007.

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

g8wave Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Foreign Currency Translation – For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenue, expenses, and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2007 and 2006 the exchange rate for the United Kingdom Pound was $1.9973 U.S. and $1.9591 U.S., respectively, for ₤1.00.

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

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement, as it relates to financial assets and liabilities, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions.

As of January 1, 2007, the Company also adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The adoption of SFAS No. 155 did not have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In May 2007, the FASB issued FSP FIN No. 46R-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46R-7 amends the scope of the exception to FIN No. 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

g8wave Holdings, Inc.
Notes to Consolidated Financial Statements

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007. This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards 161 ("FAS 161"), "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." FAS 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of FAS 161 to have a material effect on the Company's financial statements.

4.	Property and Equipment

Property and equipment consists of the following at December 31:

	2007	2006
Computer Equipment	$1,209,930	$1,248,890
Software	460,507	403,880
Furniture & Fixtures	142,456	139,730
Leasehold Improvements	80,124	78,592
	1,893,017	1,871,092

Less: Accumulated depreciation and amortization	(1,660,220)	(1,571,864)
Net book value	$232,797	$299,228

Depreciation expense for the years ended December 31, 2007 and 2006 was $153,722 and $237,458, respectively.

5.	Capitalized Production Costs

In 2007, the Company began production of a video game and capitalized $400,000 of costs associated with the out-sourced production of the video game. As of December 31, 2007, the production efforts of the video game had been halted while the Company seeks additional financing. Once production is complete, the capitalized production costs will be amortized in the same ratio that current gross revenues bear to anticipated total gross revenues for each product. The Company had no capitalized production costs as of December 31, 2006.

g8wave Holdings, Inc.
Notes to Consolidated Financial Statements

6.	Net Loss per Share

Basic and diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

	December 31,
	2007	2006

Numerator:
Net loss attributable to common stockholders	$(7,009,511)	$(3,260,534)

Denominator:
Weighted average common shares outstanding — basic and diluted	18,970,629	16,822,500

Net loss attributable to common stockholders per share — basic and diluted	$(0.37)	$(0.19)

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For 2007 and 2006, options to purchase shares of common stock, Restricted Stock Units, and warrants to purchase shares of common stock were not included in the computation of net loss per share, because the effect would be antidilutive.

7.	Preferred Stock

The Company has authorized 10,000,000 shares of $.001 par value preferred stock of which zero shares were issued and outstanding at December 31, 2007 and 2006.

8.	Common Stock

On August 13, 2007, pursuant to the terms and conditions of the Merger Agreement: (i) each share of g8wave’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive one share of IFWC’s common stock, and each option and warrant to purchase g8wave’s common stock was converted on the same basis into, respectively, an option or warrant to purchase IFWC’s common stock and (ii) each share of g8wave’s Series A Preferred Stock (“Preferred Stock”) was converted into the right to receive one share of IFWC’s common stock. An aggregate of 9,650,000 shares of IFWC’s common stock were issued to the holders of g8wave’s common, an aggregate of 7,172,500 shares of IFWC’s common stock were issued to the holders of g8wave’s Preferred Stock and an aggregate of 971,849 and 166,725 shares of IFWC’s common stock were reserved for issuance under such IFWC options and warrants, respectively. Immediately following the closing of the Merger, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, IFWC cancelled of 25,545,984 shares of IFWC’s common stock, which left 3,817,216 shares of IFWC’s common stock held by existing stockholders of IFWC. These shares constituted the part of IFWC’s “public float” prior to the Merger that will continue to represent the shares of IFWC’s common stock eligible for resale without further registration by the holders thereof.

In connection with the closing of the Merger, the Company sold, in a private placement offering, 107 units at a purchase price of $25,000 per unit, each unit consisting of 16,666 shares of common stock, a four-year redeemable warrant to purchase 8,333 shares. Pursuant to the terms of a confidential private placement offering memorandum, dated April 18, 2007, as supplemented, the Company received gross proceeds from such private placement of $2,675,000 and incurred offering costs of $870,954.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

g8wave Holdings, Inc.
Notes to Consolidated Financial Statements

9.	Stock Option and Grant Plan

In 2007, the Company adopted its 2007 Equity Incentive Plan (the “2007 Plan”). A total of 4,725,000 shares of the Company's common stock are permitted to be granted under the 2007 Plan in the form of options, restricted stock, restricted stock units, and other awards permitted thereunder.  In connection with the Merger, options to purchase an aggregate of 971,849 shares of g8wave, Inc.'s common stock were exchanged for options to purchase 971,849 shares of the Company's common stock under the 2007 Plan on substantially the same terms.

A summary of the stock option activity under the Plan for the years ended December 31, 2007 and 2006 is as follows:

	Number of stock options	Weighted average exercise price
Outstanding at January 1, 2006	-	$-

Granted	358,459	0.10

Outstanding at December 31, 2006	358,459	0.10

Granted	746,744	0.24
Cancelled	(81,690)	0.10

Outstanding at December 31, 2007	1,023,513	$0.20

The weighted average fair value of options granted was $0.24 and $0.10 in 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options outstanding			Options exercisable
Exercise Price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.20	1,023,513	9.31	$0.20	331,366	$0.12

The Company recognized $36,883 and $14,399 of compensation expense related to vested share-based stock option awards in 2007 and 2006, respectively. As of December 31, 2007, there was an additional $101,997 of total unrecognized compensation cost related to unvested share-based stock option awards. This cost is expected to be recognized over a weighted average period of approximately four years.

The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows at December 31, 2007:

Risk-free interest rate	4.01
Expected volatility	120%
Expected life of option	5 years
Expected dividend yield	0%

10.	Common Stock Warrants

The Company had outstanding 166,725 warrants to purchase common stock at December 31, 2006. Each warrant entitles the holder to purchase one share of common stock at $0.10 per share. The warrants expire on August 1, 2009. The Company recognized $12,176 of compensation expense related to the stock warrant grant in 2006.

g8wave Holdings, Inc.
Notes to Consolidated Financial Statements

The fair value of warrants on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows at December 31, 2006:

2006

Risk-free interest rate	4.75
Expected volatility	120%
Expected life of option	5 years
Expected dividend yield	0%

In connection with the Company's August 13, 2007 private placement, the Company issued 107 units at a purchase price of $25,000 per unit. Each unit was comprised of 16,666 shares of common stock and a four year redeemable warrant to purchase 8,333 shares of the Company's common stock at a per share exercise price of $2.25.

11.	Restricted Stock Units

At December 31, 2007, under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) and pursuant to respective employment agreements, the Company had outstanding 2,217,327 restricted stock units (“RSUs”). Each RSU, when fully vested, entitles the holder thereof to one share of the Company’s common stock, par value $.001 per share. Related compensation expense is determined by multiplying the RSU award by the stock price on the date of grant and applying a 15% discount rate for factors leading to a lack of liquidity.

A summary of activity related to non-vested RSUs as of December 31, 2007 and 2006 is indicated in the following table:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	-	$-

Granted	-	-
Vested	-	-
Cancelled	-	-

Nonvested at December 31, 2006	-	-

Granted	2,274,052	2.21
Vested	(939,635)	2.25
Cancelled	(56,725)	2.25

Nonvested at December 31, 2007	1,277,692	$2.18

The Company recognized $1,797,052 of compensation expense related to vested RSUs in 2007. As of December 31, 2007, there was an additional $2,362,808 of total unrecognized compensation cost related to unvested RSUs. The compensation expense is then recognized over the vesting period. This cost is expected to be recognized over a weighted average period of approximately four years.

g8wave Holdings, Inc.
Notes to Consolidated Financial Statements

12.	Income Taxes

The following represents a reconciliation between the expected statutory Federal rate of 35% to the actual tax rate in the financial statements:

	2007	2006

Income tax (benefit) based on expected tax rate	$(2,398,804)	$(1,142,697)
State tax (benefit), net of Federal effect	(411,224)	(195,891)
Permanent differences (in 2007, primarily trademark writeoff)	50,987	25,153
US tax rate in excess of UK tax rate	84,586	8,404
Benefit of UK loss carried back		26,959
Benefit of US and UK losses not recognized	2,674,455	1,282,386

Net income tax	$-	$4,314

The following is a schedule of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Accounts payable and accrued expenses	$663,857	$119,131
Deferred revenue	20,000	10,455
Depreciation	101,952	36,616
Stock options and warrants	1,814,352	10,896
Net operating loss	9,580,689	1,156,795
	12,180,850	1,333,893
Deferred tax liabilities
Accounts receivable	50,482	13,598
Prepaid expenses	482,054	41,699
	532,536	55,297

	11,648,314	1,278,596
Valuation allowance	(11,648,314)	(1,241,387)

Net deferred tax asset	$-	$37,209

For U.S. income tax purposes the Company uses the cash method of accounting.

At December 31, 2007 and 2006 the Company has U.S. federal net operating loss carry forwards of approximately $8,812,000 and $2,821,000 respectively, which expire in 2027 for federal tax purposes and 2012 for state tax purposes.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryfowards which could be used annually to offset future taxable income. The amount of any annual limitation is determined based upon the Company’s value prior to an ownership change.

g8wave Holdings, Inc.
Notes to Consolidated Financial Statements

13.	Commitments

The Company leases its London, England office space under non-cancelable operating leases that expire on April 1, 2009. Total rent expense under these operating leases was approximately $161,516 and $148,678 for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2007:

Year	Amount
2008	$161,153
2009	40,288
$201,441

The Company leases its Boston, Massachusetts office space from an entity controlled by a relative of the founding stockholder of the Company under terms of a lease that expire February 2011. Minimum lease payments are subject to annual increases.

At December 31, 2007, the future minimum lease payments under this operating lease are as follows:

Year	Amount
2008	119,476
2009	125,500
2010	131,524
2011	22,088
$398,588

Employment Agreements - We have employment agreements with Messrs. Mindich, Khoury, Challinor and Duke.

We are a party to an employment agreement, dated April 21, 2006, with Bradley Mindich to serve as our Chairman and Chief Strategy Officer, pursuant to which Mr. Mindich is entitled to receive an annual salary of $225,000 and is required to devote at least 65% of his business time to us. The agreement is terminable “at will” upon 20 days prior notice and contains covenants not to solicit or compete during his term of employment and generally for two years thereafter.

We are a party to an employment agreement, dated April 2, 2007, with Habib Khoury which initial term expires on February 28, 2010 (which may be automatically renewed for successive one-year periods unless either party notifies the other of its desire not to renew 90 days prior to the then current term), to serve as our President and Chief Executive Officer, pursuant to which Mr. Khoury is entitled to receive an annual base salary of $280,000 and an annual bonus of up to 50% of Mr. Khoury’s then current base salary. In the event of a “change of control” (as defined in the agreement), Mr. Khoury will be entitled to (i) the immediate vesting of all RSUs issued under the agreement, and (ii) a severance payment equal to (A) twelve months base salary, and (B) an annual bonus of 50% of then current base salary, provided that Mr. Khoury agrees to remain in the employ of our company for 90 days after the change of control, if so requested. If Mr. Khoury is terminated by us without cause (as such term defined in the Agreement), Mr. Khoury will receive (i) his base salary and employee benefits for six months, (ii) a pro rata percentage of his bonus, and (iii) six month vesting acceleration of outstanding stock awards.

g8wave Holdings, Inc.
Notes to Consolidated Financial Statements

We are a party to an employment letter agreement, dated January 25, 2007, as amended by a letter agreement, dated July 10, 2007, with Mark Challinor to serve as our Senior Vice President and Managing Director of G8Wave UK pursuant to which Mr. Challinor is entitled to receive an annual base salary of £105,000. In addition, Mr. Challinor is eligible, at the discretion of our board of directors, for a (i) performance-based bonus based on a percentage of our company’s EBITDA as described in the agreement, and (ii) salary-based bonus of up to 20% of his base salary. Mr. Challinor’s employment may be terminated at any time by us for “cause” as described in the agreement.

We are a party to an employment letter agreement, dated August 27, 2007, with William Duke which will expire on October 1, 2009 (subject to the automatic renewal provisions for additional one year periods) to serve as our Chief Financial Officer. The agreement provides for a base salary of $175,000 per year, which may be increased from time to time by the Board of Directors of the Company (the “Board”), in its sole discretion. Mr. Duke will also be eligible to receive an annual bonus of up to 20% of his then current base salary, based upon Mr. Duke meeting certain performance goals as determined by the Board. In the event of a “change of control” (as defined in the agreement), Mr. Duke will be entitled to (i) the immediate vesting of all RSUs issued under the agreement, and (ii) a severance payment equal to (A) twelve months base salary, and (B) an annual bonus of 20% of then current base salary, provided that Mr. Duke agrees to remain in the employ of our company for 90 days after the change of control, if so requested. If Mr. Duke is terminated by us without cause (as such term defined in the Agreement), Mr. Duke will receive (i) his base salary and employee benefits for six months, (ii) a pro rata percentage of his bonus, and (iii) six month vesting acceleration of outstanding stock awards.

14.	Related Party Transactions

Related parties controlled through common ownership are as follows:

The Boston Phoenix Trust
Infort, Inc.
Stuff Magazine, LLC
Tele-Publishing of Canada, LLC
Tele-Publishing, Inc.
TP Corporation
TPI International LP

Operations
The Company makes non-interest bearing advances to and from related entities and charges fees and expenses in the normal course of business for management and other administrative services. The balance due to these entities as of December 31, 2007 and 2006 was $29,838 and $156,974, respectively.

Transition Services Agreement

Management fees are paid to The Boston Phoenix Trust pursuant to a year-to-year service and facilities agreement. The fee is based on the Company’s allocable share of personnel, facilities, and equipment costs incurred by The Boston Phoenix Trust on its behalf. Total management fees paid to The Boston Phoenix Trust for the year ended December 31, 2007 amounted to $132,000 and $99,000 for the year ended December 31, 2006.

g8wave, Ltd. acquisition
On April 21, 2006 the Company acquired all the outstanding capital stock of g8wave, Ltd. from an entity controlled by a relative of the founding stockholder for $1,300,000. The payment was recorded as a dividend by the Company.

Trademark acquisition
On April 21, 2006, the Company acquired the “g8wave” trademark and related intellectual property from an entity controlled by a relative of the founding stockholder for $100,000. The Company wrote off the payment of the trademark by December 31, 2006.

g8wave Holdings, Inc.
Notes to Consolidated Financial Statements

Other assets acquisition
On April 21, 2006, the Company acquired assets, consisting of account receivable and prepaid expenses, from an entity controlled by a relative of the founding stockholder for $100,000. The deal also included forgiveness of debt owed by the Company to the entity. The total net book value of the assets received by the Company, including the forgiveness of debt, was $301,327. The Company wrote down the value of the prepaid assets by $201,327 upon the recording of the transaction.

15.	Concentrations

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

Concentration of Credit Risk
The Company has potential concentration of credit risk, in that, at times, it may maintain deposits with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). As of December 31, 2007, $495,704 in deposits exceeded the amounts insured by the FDIC.

16.	Subsequent Events

On December 11, 2007, the Company entered into an agreement to engage the services of Stern & Co. (“Stern”) as an outside business consultant for a period of six months. In return for consulting services, the Company will issue Stern 500,000 restricted shares of the Company’s common stock on an agreed upon vesting schedule. In accordance with the vesting schedule, 100,000 restricted shares were issued on January 8, 2008, 80,000 restricted shares were issued on January 23, 2008, and 80,000 restricted shares were issued on March 13, 2008.

On January 25, 2008, the Company entered into an amendment to its employment agreements with each of its Chief Executive Officer, Habib Khoury, and its Chief Strategy Officer, Brad Mindich. The amendments permit the Company, at its sole election and for no more than eight (8) pay periods annually, to make payments of each executive’s base salary in the form of shares of the Company’s common stock issued under the Company’s 2007 Equity Incentive Plan (a “Stock Election”), in lieu of cash. Under the amendments, the Company’s right to make a Stock Election will terminate immediately prior to the Company’s consummation of an acquisition of all or substantially all of the business of another entity or the acquisition by another entity of all or substantially all of the Company’s business, in each case, whether by merger, asset sale, stock sale, or other form of transaction. There were no other changes to the terms of either Mr. Khoury’s or Mr. Mindich’s employment agreement.

Effective January 30, 2008, Leslie E. Bider resigned from the Board of Directors (the “Board”) of the Company. Mr. Bider’s decision to resign was based on the demands on his time from other professional commitments, and not the result of any disagreement relating to the Company’s operations, policies or practices.

On January 30, 2008, the Board appointed Karl Spangenberg as a director to fill the vacancy on the Board created by Mr. Bider’s resignation. There were no arrangements or understandings between Mr. Spangenberg and any other person pursuant to which he was selected as a director. In accordance with the Company's 2007 Stock Incentive Plan, the Company granted Mr. Spangenberg a 10-year option to purchase 166,725 shares of the Company’s common stock at an exercise price of $0.37 per share. Mr. Spangenberg’s options will vest as to 25% of the number of shares subject to the option on the one year anniversary of the date of the grant, and the remaining 75% of such shares will vest thereafter in equal quarterly installments over the next three years.

On January 31, 2008, the Company entered into settlement agreements and releases of claims (collectively, the “Settlement Agreements”) with certain shareholders (individually, a “Settling Investor,” and collectively, the “Settling Investors”) who purchased shares of common stock and received warrants to purchase additional shares of common stock in a private placement (the “Private Placement”) of the Company’s securities on or about August 13, 2007. Subsequent to and in connection with the Private Placement, a potential dispute arose between the Company and the Settling Investors. The Company does not believe that it has any liability to the Settling Investors in connection with the Private Placement, but determined that the economic and other costs (such as diversion of management’s time and attention) of defending the potential dispute would exceed the costs of settling with the Settling Investors.

g8wave Holdings, Inc.
Notes to Consolidated Financial Statements

Pursuant to the terms of the Settlement Agreements, the Settling Investors agreed to release all claims and causes of action they might have against the Company, other than those to enforce their rights under their respective Settlement Agreement. In consideration for such releases, the Company issued to the Settling Investors warrants (collectively, the “Warrants”) to purchase up to an aggregate of 1,283,282 shares of the Company’s common stock at an exercise price of $0.05 per share, which Warrants were exercisable within ten (10) days after the date on which they were issued. The Company also agreed to file a registration statement registering the shares of common stock issuable upon exercise of the Warrants within forty-five (45) days following the earlier of (i) the completion of the Company’s audit for the year ended December 31, 2007, and (ii) the filing of the Company’s Annual Report on Form 10-KSB for the year then ended.  Simultaneously with the execution of the Settlement Agreements, the Settling Investors exercised their respective Warrants, as set forth in the table below, to purchase an aggregate of 1,283,282 shares of the Company’s common stock, for an aggregate exercise price of $64,164.

On February 1, 2008, the Company entered into a services agreement with Lion Gate Capital, Inc. (“Advisor”). Under the terms of the agreement, Advisor would provide advisory services to the Company for a period of six months. As compensation for the services to be rendered, Advisor received a warrant to purchase up to 550,000 restricted shares of the Company’s common stock at a per share exercise price of $0.05. Simultaneously with the execution of the services agreement, Advisor exercised its respective warrants to purchase an aggregate of 550,000 restricted shares of the Company’s common stock, for an aggregate exercise price of $27,500.

Effective February 21, 2008, Chad Brownstein resigned from the Board of the Company. Mr. Brownstein’s decision to resign was not the result of any disagreement relating to the Company’s operations, policies or practices.

On February 26, 2008, the Board appointed Habib Khoury as a director to fill the vacancy on the Board created by Mr. Brownstein’s resignation. There were no arrangements or understandings between Mr. Khoury and any other person pursuant to which he was selected as a director.

g8wave Holdings, Inc.
Notes to Consolidated Financial Statements

On April 16, 2008, the symbol under which the Company’s common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) was changed from “GEWV.OB” to “GEWVE.OB,” as a result of the Company’s failure to be in full compliance with its reporting obligations under the Securities Exchange Act of 1934, as amended (the “34 Act”), as required by NASD Market Place Rule 6350 (“Rule 6350”). Rule 6350 requires, among other things, that in order for a domestic equity security to be eligible for quotation on the OTCBB, the issuer of such security must be current in its reporting obligations under the 34 Act.

On April 22, 2008, g8wave, Inc., (the “Borrower”), entered into a Revolving Credit and Security Agreement (the “Loan Agreement”) with PMCG Management Company, LLC (the “Lender”). Mr. Mindich, an officer, director, and stockholder of the the Company, has a significant ownership interest in, and is a director of, the Lender.

Pursuant to the terms of the Loan Agreement, at the Borrower’s request and in the Lender’s sole discretion, the Lender will make loans to the Borrower in an aggregate principal amount at any time outstanding not to exceed $250,000, which amount is subject to increase at the Lender’s discretion. Each loan will bear interest at the Prime Rate (as reported from time to time in the Wall Street Journal) plus 2 percent per annum and will be calculated based on a 360 day year and actual days elapsed. Accrued interest is payable in arrears on the first business day of each month. Any amounts not paid when due bear interest at a default rate equal to the Prime Rate plus 5 percent. The loans and all other indebtedness owing to the Lender are secured by a lien on all or substantially all of the Borrower’s assets.

The loans, including all interest, fees, expenses and other amounts payable under the Loan Agreement, as well as any other indebtedness owing to the Lender, are payable within 10 days after a demand for payment is made by the Lender (the “Demand Period”). However, if the Company and Mr. Mindich enter into a definitive agreement for the sale by the registrant to Mr. Mindich of all of the Subsidiary Shares, the Demand Period will be extended to 20 days. The Borrower may prepay the loans at any time.

On April 24, 2008, William Duke, the Company’s Chief Financial Officer, tendered his resignation from that position and as an employee of the Company. Mr. Duke’s resignation is be effective on a date to be determined, but is expected to occur on or prior to May 18, 2008.
On May 12, 2008, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mr. Mindich and PMCG Management Company, LLC (“PMCG”), pursuant to which the Company agreed to sell to Mindich (the “Sale”) all of the Company’s right, title and interest in and to the capital stock (the “Subsidiary Shares”) held by the Company in its wholly-owned subsidiary, g8wave, Inc., a Delaware corporation (the “Subsidiary”). Mr. Mindich is an officer, director, and stockholder of the registrant and has a significant ownership interest in, and is a director of, PMCG.

Pursuant to the Purchase Agreement, in exchange for the Subsidiary Shares, Mr. Mindich has agreed to (1) pay to the Company at closing the sum of $30,000, (2) surrender to the Company all of the shares of the Company’s Common Stock held by Mr. Mindich (9,457,500 shares comprising approximately 39% of the Company’s issued and outstanding shares as of the date hereof), which shall be cancelled effective with the closing, (3) assume and agree to discharge certain of the Company’s liabilities, as set forth in the Purchase Agreement, (4) assume and agree to pay to the Company an amount that is reasonably necessary for the Company to continue in existence and remain in compliance with applicable laws and the rules and regulations of the Securities and Exchange Commission and state securities regulators for a period of 12 months following the closing, in an amount not to exceed $125,000, less the $30,000 payable at closing, and (5) obtain an extended reporting period endorsement to the Company’s D&O insurance policy for a period of 3 years following the closing.

The Subsidiary Shares comprise all or substantially all of the Company’s assets. Accordingly, if the Sale is consummated, the Company will have nominal operations and assets and will be a shell company, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended.

Pursuant to the Purchase Agreement, Mr. Mindich is also required to indemnify, defend and hold harmless the Company, its affiliates, and certain other related parties from and against the liabilities being assumed by Mr. Mindich and all liabilities of the Subsidiary.

The Purchase Agreement may be terminated (1) at any time by the mutual consent of the Company and Mindich, or (2) by the Company, at any time prior to obtaining disinterested stockholder approval, if the Board of Directors obtains and elects to pursue a bona fide acquisition proposal or financing proposal from a third party that the Company determines in good faith is superior to the transactions contemplated in the Purchase Agreement. In the event the Company terminates the Purchase Agreement or the closing does not occur by June 7, 2008 for any reason other than the failure of the conditions to the Company’s closing obligations to be satisfied, the Company shall pay to Mr. Mindich an amount equal to 120% of (1) any funds advanced by Company Mindich or his affiliate to the Subsidiary from the date of the Purchase Agreement to the effective date of termination, less any amounts required to be paid by the Subsidiary pursuant to the Loan Agreement, and (2) any out-of-pocket expenses incurred by Mr. Mindich in connection with the transactions contemplated by the Purchase Agreement. In addition, the Company shall grant to Mr. Mindich for a period of 20 months following the termination date, a non-exclusive right and license to use the technology and other assets of the Company necessary in the reasonable judgment of Mr. Mindich to permit him to fulfill his and his affiliates’ customer’s mobile technology campaigns on a continuing basis.

If the Sale is consummated, the Company is required to promptly change its corporate name and is not permitted thereafter to use, or permit its affiliates to use, the name “g8wave” or any names reasonably similar thereto.