Form 10-Q
period 2008-03-31
g8wave Holdings, Inc.
filed 2008-05-15
CIK 1371916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 333-136487

g8wave Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3513270
(State of Incorporation)	(IRS Employer Ident. No.)

126 Brookline Avenue, Suite 201, Boston, MA	02215
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number: (866) 892-9090

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer	☒ Non Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of equity as of May 14, 2008: 24,516,260 shares of common stock, no par value. As of May 14, 2008, the issuer had no shares of preferred stock outstanding.

g8wave Holdings, Inc.

g8wave Holdings, Inc.
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	Unaudited
Assets
Current Assets:
Cash	$114,861	$852,782
Accounts receivable	686,763	622,061
Prepaid expenses	288,171	218,421
Due from affiliates	68,912	61,028
Other current assets	4,750	4,750

Total Current Assets	1,163,457	1,759,042

Property, plant, and equipment, net	202,194	232,797
Capitalized production costs	400,000	400,000

Total Assets	$1,765,651	$2,391,839

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,399,316	$1,407,923
Deferred revenue	17,000	20,000
Due to affiliates	123,054	29,838

Total Current Liabilities	1,539,370	1,457,761

Stockholders' Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2006, respectively	-	-
Common stock, $.001 par value: 90,000,000 shares authorized; 24,516,260 and 22,422,978 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	24,516	22,423
Additional paid-in-capital	12,083,411	11,124,629
Accumulated other comprehensive income	(17,934)	(16,445)
Accumulated deficit	(11,863,712)	(10,196,529)

Total Stockholders' Equity	226,281	934,078

Total Liabilities and Stockholders' Equity	$1,765,651	$2,391,839

See accompanying notes to unaudited consolidated financial statements

g8wave Holdings, Inc.
Consolidated Statements of Operations
For the three months ended March 31,
(Unaudited)

	2008	2007
Revenue	$1,138,735	$2,079,512

Cost of Sales	622,917	1,303,826

Gross Profit	515,818	775,686

Operating Expenses:
Administration	1,404,610	624,415
Sales and marketing	250,801	229,112
Information technology	305,727	302,389
Operations	72,250	200,501
Finance	57,557	57,946
Corporate	58,184	65,080
Depreciation and amortization	35,342	39,418
Total Operating Expenses	2,184,471	1,518,861

Operating Loss	(1,668,653)	(743,175)

Non-Operating Items:
Interest income	1,926	37,502

Loss before (provision) benefit for income taxes	(1,666,727)	(705,673)

(Provision) benefit for income taxes	(456)	(4,460)

Net Loss	(1,667,183)	(710,133)

Other Comprehensive Income
Foreign currency translation adjustment	(1,489)	5,481

Comprehensive Loss	$(1,668,672)	$(704,652)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.04)
Weighted average shares used to compute basic and diluted loss per share attributable to common stockholders	23,792,505	16,822,500

See accompanying notes to unaudited consolidated financial statements

g8wave Holdings, Inc.
Consolidated Statements of Cash Flows
Three Months ended March 31,

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(1,667,183)	$(710,133)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	35,342	39,418
Issuance of restricted common stock in exchange for consulting services	79,400	16,500
Issuance of warrants in exchange for settlement agreement	346,486	-
Compensation expense - stock options and restricted stock units	443,325	1,417
Changes in operating assets and liabilities:
Accounts receivable, trade	(65,338)	177,049
Prepaid expenses	(69,353)	(494,899)
Deposits	-	25,000
Stockholder interest receivable	-	87
Corporation tax refund receivable	-	4,820
Accounts payable and accrued expenses	(8,715)	(38,750)
Deferred revenue	(3,000)	(5,500)
Total adjustments	758,147	(274,858)
Net cash used in operating activities	(909,036)	(984,991)

Cash Flows From Investing Activities:
Property and equipment expenditures	(5,200)	(14,198)
Principal payments received on note receivable, stockholder	-	6,250
Net cash flow used in investing activities	(5,200)	(7,948)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	91,664	-
Due from/to affiliates	86,038	(160,330)
Net cash flow provided by (used in) financing activities	177,702	(160,330)

Effect of exchange rate changes on cash	(1,387)	565

Net (decrease) increase in Cash	(737,921)	(1,152,704)

Cash, Beginning of Year	852,782	4,081,176
Cash, End of Period	$114,861	$2,928,472

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements present the results of operations of the Company’s U.S. parent, U.S. subsidiary and U.K. subsidiary for the periods ended March 31, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

Going Concern - The Company’s financial statements have been prepared on the basis of continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining debt and/or additional equity financing.  The Company has yet to generate a positive internal cash flow, and until significant sales of its product and/or services occur, it is mostly dependent upon debt and equity funding.

Management expects operating losses and negative cash flows to continue for the foreseeable future because of costs and expenses related to selling and marketing of the Company’s services, continued development of the Company’s technology, and development of relationships with other businesses. Failure to generate sufficient revenues or raise additional financing would have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives.

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

Foreign Currency Translation – For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenue, expenses, and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2008 and December 31, 2007, the exchange rate for the United Kingdom Pound was $1.9941 U.S. and $1.9973 U.S., respectively, for ₤1.00.

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

Recent Accounting Pronouncements – The FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

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

	March 31,
	2008	2007
Numerator:
Net loss attributable to common stockholders	$(1,667,183)	$(710,133)

Denominator:
Weighted average common shares outstanding — basic and diluted	23,792,505	16,822,500

Net loss attributable to common stockholders per share — basic and diluted	$(0.07)	$(0.04)

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the periods ended March 31, 2008 and 2007, options to purchase shares of common stock, Restricted Stock Units, and warrants to purchase shares of common stock were not included in the computation of net loss per share, because the effect would be antidilutive.

5.	Preferred Stock

The Company has authorized 10,000,000 shares of $.001 par value preferred stock of which zero shares were issued and outstanding at March 31, 2008 and December 31, 2007.

6.	Common Stock

On December 11, 2007, the Company entered into an agreement to engage the services of Stern & Co. (“Stern”) as an outside business consultant for a period of six months. In return for consulting services, the Company will issue Stern 500,000 restricted shares of the Company’s common stock on an agreed upon vesting schedule. In accordance with the vesting schedule, 100,000 restricted shares were issued on January 8, 2008, 80,000 restricted shares were issued on January 23, 2008, and 80,000 restricted shares were issued on March 13, 2008. The Company recognized $79,400 in compensation expense based on the closing price of the Company’s stock on the dates of issuance ($0.37 per share on both January 8, 2008 and January 23, 2008 and $0.16 per share on March 13, 2008).

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

Pursuant to the terms of the Settlement Agreements, the Settling Investors agreed to release all claims and causes of action they might have against the Company, other than those to enforce their rights under their respective Settlement Agreement. In consideration for such releases, the Company issued to the Settling Investors warrants (collectively, the “Warrants”) to purchase up to an aggregate of 1,283,282 shares of the Company’s common stock at an exercise price of $0.05 per share, which Warrants were exercisable within ten (10) days after the date on which they were issued. The Company also agreed to file a registration statement registering the shares of common stock issuable upon exercise of the Warrants within forty-five (45) days following the earlier of (i) the completion of the Company’s audit for the year ended December 31, 2007, and (ii) the filing of the Company’s Annual Report on Form 10-KSB for the year then ended.  Simultaneously with the execution of the Settlement Agreements, the Settling Investors exercised their respective Warrants, to purchase an aggregate of 1,283,282 shares of the Company’s common stock, for an aggregate exercise price of $64,164.

The fair value of the warrants on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model were as follows:

Risk-free interest rate	1.50%
Expected volatility	137.01%
Expected life of option	0.0274 years
Expected dividend yield	0%

As result, the Company recognized $346,484 in settlement expense associated with the noted warrants.

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

The fair value of the warrants on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model were as follows:

Risk-free interest rate	1.50%
Expected volatility	137.01%
Expected life of option	0.0274 years
Expected dividend yield	0%

As result, the Company recognized $148,500 in compensation expense associated with the noted warrants.

7.	Stock Option and Grant Plan

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

The weighted average fair value of options granted in the three months ended March 31, 2008 was $0.37.

The Company recognized $1,172 of compensation expense related to vested share-based stock option awards in the three months ended March 31, 2008. As of March 31, 2008, there was an additional $149,891 of total unrecognized compensation cost related to unvested share-based stock option awards. This cost is expected to be recognized over a weighted average period of approximately four years.

The fair value of options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model are as follows at March 31, 2008 and December 31, 2007:

Risk-free interest rate	4.01
Expected volatility	120%
Expected life of option	5 years
Expected dividend yield	0%

8.	Restricted Stock Units

At March 31, 2008, under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) and pursuant to respective employment agreements, the Company had outstanding 2,217,327 restricted stock units (“RSUs”). Each RSU, when fully vested, entitles the holder thereof to one share of the Company’s common stock, par value $.001 per share. Related compensation expense is determined by multiplying the RSU award by the stock price on the date of grant and applying a 15% discount rate for factors leading to a lack of liquidity.

The Company recognized $293,653 of compensation expense related to vested RSUs in the three months ended March 31, 2008. As of March 31, 2008, there was an additional $2,069,155 of total unrecognized compensation cost related to unvested RSUs. The compensation expense is then recognized over the vesting period. This cost is expected to be recognized over a weighted average period of approximately four years.

9.	Subsequent Events

On April 16, 2008, the symbol under which the Company’s common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) was changed from “GEWV.OB” to “GEWVE.OB,” as a result of the Company’s failure to be in full compliance with its reporting obligations under the Securities Exchange Act of 1934, as amended (the “34 Act”), as required by NASD Market Place Rule 6350 (“Rule 6350”). Rule 6350 requires, among other things, that in order for a domestic equity security to be eligible for quotation on the OTCBB, the issuer of such security must be current in its reporting obligations under the 34 Act. The Company came into full compliance with its reporting obligations under the 34 Act, as required by Rule 6350 by filing its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and effective as of May 14, 2008, the symbol under which the Company’s common stock is quoted on the OTCBB was changed back to “GEWV.OB”.

On April 22, 2008, g8wave, Inc., (the “Borrower”), entered into a Revolving Credit and Security Agreement (the “Loan Agreement”) with PMCG Management Company, LLC (the “Lender”). Mr. Mindich, an officer, director, and stockholder of the Company, has a significant ownership interest in, and is a director of, the Lender.

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

The loans, including all interest, fees, expenses and other amounts payable under the Loan Agreement, as well as any other indebtedness owing to the Lender, are payable within 10 days after a demand for payment is made by the Lender (the “Demand Period”). However, if the Company and Mr. Mindich enter into a definitive agreement for the sale by the Company to Mr. Mindich of all of the shares of the Company’s subsidiary, g8wave, Inc., the Demand Period will be extended to 20 days. The Borrower may prepay the loans at any time.

On April 24, 2008, William Duke, the Company’s Chief Financial Officer, tendered his resignation from that position and as an employee of the Company. Mr. Duke’s resignation is be effective on a date to be determined, but is expected to occur on or before May 18, 2008.

On May 12, 2008, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mr. Mindich and PMCG Management Company, LLC (“PMCG”), pursuant to which the Company agreed to sell to Mindich (the “Sale”) all of the Company’s right, title and interest in and to the capital stock (the “Subsidiary Shares”) held by the Company in its wholly-owned subsidiary, g8wave, Inc., a Delaware corporation (the “Subsidiary”). Mr. Mindich is an officer, director, and stockholder of the Company and has a significant ownership interest in, and is a director of, PMCG.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “g8wave,” the “Company,” “we,” “us” and “our” refer to g8wave Holdings, Inc., a Delaware corporation, its wholly-owned subsidiary g8wave, Inc., and g8wave Ltd., the wholly-owned subsidiary of g8wave, Inc., taken as a whole.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provides information that we believe is relevant to an assessment and understanding of our financial position and results of operations and plan of operation. The following discussion of the financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation; the Financial Statements; the Notes to the Financial Statements; and the Risk Factors included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007; and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. You should review carefully the section entitled “Risk Factors” beginning on page 18 of this Quarterly Report on Form 10-Q for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

The inclusion of the forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved. You should be aware that any forward-looking statement made by us in this Quarterly Report on Form 10-Q, or elsewhere, speaks only as of the date on which we make it. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

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

Going Concern and Lack of Liquidity

Our consolidated statements of operations and our statements of operating cash flows reveal significant losses and the utilization of significant amounts of cash to support our operating activities. For the three months ended March 31, 2008, we had an accumulated deficit of $11,863,712, a consolidated net loss of $1,667,183, and consolidated net cash flows used in operations of $909,036. Our operations are not an adequate source of cash to fund future operations, and these matters give rise to substantial doubt about our ability to continue as a going concern. In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Our ability to continue our operations will be dependent upon obtaining such further financing. To read more about our liquidity and going concern issues, you should review carefully the section entitled “Risk Factors” beginning on page 18 of this Quarterly Report on Form 10-Q and “Liquidity and Capital Resources” beginning of page 15 of this Quarterly Report on Form 10-Q.

Recent Events

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

On April 22, 2008, g8wave, Inc. (the “Borrower”), entered into a Revolving Credit and Security Agreement (the “Loan Agreement”) with PMCG Management Company, LLC (the “Lender”). Mr. Mindich, an officer, director, and stockholder of the Company, has a significant ownership interest in, and is a director of, the Lender.

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

The loans, including all interest, fees, expenses and other amounts payable under the Loan Agreement, as well as any other indebtedness owing to the Lender, are payable within the Demand Period. However, if the Company and Mr. Mindich enter into a definitive agreement for the sale by the Company to Mr. Mindich of all of the shares of the Company’s subsidiary, g8wave, Inc., the Demand Period will be extended to 20 days. The Borrower may prepay the loans at any time.

On April 24, 2008, William Duke, the Company’s Chief Financial Officer, tendered his resignation from that position and as an employee of the Company. Mr. Duke’s resignation is be effective on a date to be determined, but is expected to occur on or prior to May 18, 2008.

On May 12, 2008, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mr. Mindich and PMCG Management Company, LLC (“PMCG”), pursuant to which the Company agreed to sell to Mindich (the “Sale”) all of the Company’s right, title and interest in and to the capital stock (the “Subsidiary Shares”) held by the Company in its wholly-owned subsidiary, g8wave, Inc., a Delaware corporation (the “Subsidiary”). Mr. Mindich is an officer, director, and stockholder of the Company and has a significant ownership interest in, and is a director of, PMCG.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes.

Revenue. Revenue for the three months ended March 31, 2008 and 2007 was derived primarily from telecommunications arrangements and from mobile marketing services. Our revenue decreased by approximately $941,000, or 45%, to $1,138,735 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This decrease is primarily attributable to our decision to shift our focus from dating markets to mobile entertainment and mobile marketing, which we believe offers greater potential for future growth and higher gross margins.

Gross Profit. Gross profit for the three months ended March 31, 2008 decreased by approximately $260,000, or 34%, to $515,818, as compared to that of the prior year, primarily due to the reduced revenue. Gross profit as a percent of revenue was 45% for the three months ended March 31, 2008, as compared to 37% for the three months ended March 31, 2007.

Operating Expenses. Total operating expenses for the three months ended March 31, 2008 increased by approximately $666,000 or 44%, to $2,184,471, from the three months ended March 31, 2007. The increase in operating expenses is primarily attributable to a 125%, or approximately $780,000, increase in administration expenses for the three months ended March 31, 2008 over that of the three months ended March 31, 2007. The increase in our administration expenses is attributable to an increase of approximately $443,000 in stock-based compensation expense (relating to vested restricted stock units, stock options, and warrants) and a settlement expense of approximately $346,000.

The increase in administration expenses was partially offset by a decrease in operations expenses. Operations expenses for the three months ended March 31, 2008 decreased by approximately $128,000, or 64%, to $72,250, as compared to that of the three months ended March 31, 2007, primarily due to the reduction of headcount.

Liquidity and Capital Resources

Our consolidated statements of operations and our statements of operating cash flows reveal significant losses and the utilization of significant amounts of cash to support our operating activities. For the three months ended March 31, 2008, the Company had an accumulated deficit of $11,863,712, a consolidated net loss of $1,667,183, and consolidated net cash flows used in operations of $909,036. Our operations are not an adequate source of cash to fund future operations, and these matters give rise to substantial doubt about our ability to continue as a going concern. In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Our ability to continue our operations will be dependent upon obtaining such further financing.

Cash flows generated from operating activities for the three months ended March 31, 2008 were not sufficient to offset our operating expenditures. In order to increase our liquidity, on April 22, 2008, g8wave, Inc., (the “Borrower”), entered into a Revolving Credit and Security Agreement (the “Loan Agreement”) with PMCG Management Company, LLC (the “Lender”). Mr. Mindich, an officer, director, and stockholder of the Company, has a significant ownership interest in, and is a director of, the Lender.

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

The loans, including all interest, fees, expenses and other amounts payable under the Loan Agreement, as well as any other indebtedness owing to the Lender, are payable within 20 days after a demand for payment is made by the Lender. The Borrower may prepay the loans at any time.

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

Our ability to raise additional capital may be adversely affected by the fact that the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007 includes a going concern qualification. We do not currently have any firm commitments for additional capital. If we are not able to secure additional funds, we will likely need to file for protection under applicable bankruptcy laws.

For more information about our liquidity and going concern issues and on the risks associated with our capital requirements, you should review carefully the section entitled “Risk Factors” beginning on page 18 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that are material to investors.

Disclosure of Contractual Obligations

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$530,367	$211,031	$319,336	$-	$-

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

Our most critical accounting policies and estimates that may materially impact our results of operations include:

Revenue Recognition

The accounting related to revenue recognition in the digital media and multimedia broadcast industry is complex and affected by interpretations of the rules and an understanding of various industry practices, both of which are dynamic in nature and subject to change. As a result, revenue recognition accounting rules require us to make significant judgments. Yet, at a minimum we consistently apply the guidelines for revenue recognition established in SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements.” These guidelines establish that revenue can be recognized when persuasive evidence of an arrangement exists, the goods or service has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

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

Foreign Currency Translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenue, expenses, and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2008 and December 31, 2007, the exchange rate for the United Kingdom Pound was $1.9941 U.S. and $1.9973 U.S., respectively, for ₤1.00.

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

Impact of Recently Issued Accounting Pronouncements

The FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007. This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the equirements of SFAS No. 160.

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

RISK FACTORS

You should carefully consider the following risks, together with the financial and other information contained in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

Risks Relating to Our Company and Business

Our independent registered public accounting firm has indicated substantial doubt about our ability to continue as a “going concern.” If we are unable to successfully implement our business plan and secure financing, we may be unable to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, includes a “going concern” qualification. As discussed in Note 2 to the audited financial statements filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, we have suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We have incurred substantial net losses of $1,667,183 and $710,133 for the three months ended March 31, 2008 and 2007, respectively.

We have financed our operations primarily through equity financings. We have used the proceeds received from private placements conducted in August 2007 to acquire additional content and to expand our distribution capabilities in the United States and Europe, as well as for product development and working capital  We did not generate enough cash flow from operations during the three months ended March 31, 2008 to offset our operating expenses.

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

We believe that the amounts available to us under the Loan Agreement will be sufficient to continue our operations for a period of approximately 30 days, and it will be necessary for us to secure additional financing in the near future to support our operations and to meet our anticipated liquidity requirements.  No assurances can be given that such financing will be available in sufficient amounts or at all. Our ability to continue operations will be dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. We currently have no firm commitments for any additional capital.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. Specifically, we had a net loss of $1,667,183 for the three months ended March 31, 2008, and a net loss of $7,009,511 for the year ended December 31, 2007. As of March 31, 2008, our accumulated deficit was $11,863,712. Our losses to date have resulted primarily from selling and general and administrative costs relating to our operations. We believe that our ability to achieve profitability, if ever, will depend primarily on our ability to consummate mobile marketing relationships with major brands and advertisers. There can be no assurance that we will be profitable in the future, or that future revenue and operating results will not vary substantially or that the operating results will not be below the expectations of investors.

We will need additional capital to fund operations and may not be able to obtain such capital on acceptable terms or at all.

As of March 31, 2008, we had an accumulated deficit of $11,863,712. We have incurred net losses quarterly since the first quarter of 2006, and expect to continue to incur net losses for the foreseeable future. Because cash flow from operations will not be sufficient to fund our cash flow needs, we will require additional capital to fund our future acquisitions, service development, technological infrastructure and sales and marketing activities.

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

Our ability to raise additional capital may be adversely affected by the fact that the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007 included a going concern qualification.

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

We rely heavily on the expertise, experience and continued services of our senior management, including our president and chief executive officer, chairman and chief strategy officer, and chief financial officer. The loss of any of our senior management or other key personnel could adversely impact our ability to achieve our business objectives. In this regard, our Chief Executive Officer, William Duke, has tendered his resignation which is expected to become effective on or prior to May 18, 2008. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled personnel, including but not limited to, the hire of a new Chief Financial Officer. We cannot guarantee that any employee will remain employed by us for any definite period of time and the loss of personnel could have a material adverse effect on our business and the Company. Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. Expansion of our business could require us to employ additional personnel. We expect competition for such personnel to increase as the markets for wireless services expand. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

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

Risks Relating to Our Common Stock

Management has identified material weaknesses in our internal controls over financial reporting, which may adversely affect our ability to timely report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our stock.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP). Based on this evaluation, our management concluded that, as of March 31, 2008, our internal control over financial reporting was not effective based on those criteria. The following material weaknesses were identified from our evaluation:

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

In order to remedy these weaknesses, we have utilized, and have budgeted funds to continue to retain, outside consulting services to review financial disclosures and account for our deferred tax assets and liabilities. Due to the resignation of our current Chief Financial Officer, William Duke, whose resignation is expected to become effective on or prior to May 18, 2008, we expect the amounts budgeted for outside consulting services to materially increase. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of the date of this report, we believe that we do not have any material quantitative and qualitative market risks.

Item 4T.	Controls and Procedures

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP). Based on this evaluation, our management concluded that, as of March 31, 2008, our internal control over financial reporting was not effective based on those criteria. The following material weaknesses were identified from our evaluation:

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

In order to remedy these weaknesses, we have utilized, and have budgeted funds to continue to retain, outside consulting services to review financial disclosures and account for our deferred tax assets and liabilities. As a result of the resignation of our Chief Financial Officer, which is expected to be effective on or before May 18, 2008, we expect the amounts budgeted for outside consulting services to materially increase. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

Changes in Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

g8wave Holdings is a smaller reporting company. Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 10.1
Amendment to Employment Agreements of Mr. Mindich and Mr. Khoury, each dated January 25, 2008 (incorporated herein by reference to Exhibit 10.1 and Exhibit 10.2, respectively, of our Current Report on 8-K filed with the SEC on January 30, 2008).

Exhibit 10.2
Form of Settlement and Release Agreement and Form of Warrants, dated January 31, 2008, between the Company and certain shareholders (incorporated herein by reference to Exhibit 10.1 and 10.2, respectively, of our Current Report on Form 8-K filed with the SEC on March 20, 2008).

Exhibit 10.3
Revolving Credit and Security Agreement, dated April 22, 2008, between g8wave, Inc., Bradley Mindich, and PMCG Management Company, LLC (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 28, 2008).

Exhibit 10.4
Stock Purchase Agreement, dated May 12, 2008, among g8wave Holdings, Inc., Bradley M. Mindich, and PMCG Management Company, LLC (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 12, 2008).

Exhibit 31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2008		g8wave Holdings, Inc.

	By:	/s/ William Duke, Jr.
William Duke, Jr. Chief Financial Officer (Principal Financial Officer)

Index

10.1
Amendment to Employment Agreements of Mr. Mindich and Mr. Khoury, each dated January 25, 2008 (incorporated herein by reference to Exhibit 10.1 and Exhibit 10.2, respectively, of our Current Report on Form 8-K filed with the SEC on January 30, 2008).

10.2
Form of Settlement and Release Agreement and Form of Warrants, dated January 31, 2008, between the Company and certain shareholders (incorporated herein by reference to Exhibit 10.1 and 10.2, respectively, of our Current Report on Form 8-K filed with the SEC on March 20, 2008).

10.3
Revolving Credit and Security Agreement, dated April 22, 2008, between g8wave, Inc., Bradley Mindich, and PMCG Management Company, LLC (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 28, 2008).

10.4
Stock Purchase Agreement, dated May 12, 2008, among g8wave Holdings, Inc., Bradley M. Mindich, and PMCG Management Company, LLC (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 12, 2008).

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith