Form 10-Q
period 2008-06-30
China Gateway CORP
filed 2008-08-13
CIK 1371916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 333-136487

China Gateway Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3513270
(State of Incorporation)	(IRS Employer Ident. No.)

9440 Little Santa Monica Blvd, Suite 401 Beverly Hills, California	90210
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number: (310) 402-5901

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒   No ☐

The number of shares outstanding of each of the issuer’s classes of equity as of August 12, 2008: 18,633,064 shares of common stock, no par value. As of August 12, 2008, the issuer had no shares of preferred stock outstanding.

Explanatory Note

As previously reported, on June 5, 2008, China Gateway Corporation, formerly g8wave Holdings, Inc. (the “Company”), sold to Bradley Mindich (the “Sale”) all of the Company’s right, title, and interest in and to all of the capital stock of the Company’s wholly-owned subsidiary, g8wave, Inc., a Delaware corporation, pursuant to that certain Stock Purchase Agreement, entered into as of May 12, 2008 (the “Stock Purchase Agreement”), by and among Mr. Mindich, PMCG Management Company, LLC (“PMCG”) and the Company.

As a result of the Sale, the Company became a “shell company” as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended.

China Gateway Corporation

- i -

China Gateway Corporation
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
Assets	(unaudited)

Current Assets:
Cash	$29,130	$852,782
Accounts receivable	—	622,061
Prepaid expenses	—	218,421
Due from affiliates	—	61,028
Other current assets	—	4,750
Total Current Assets	29,130	1,759,042

Property, plant, and equipment, net	—	232,797
Capitalized production costs	—	400,000
Total Assets	$29,130	$2,391,839

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$46,976	$1,407,923
Deferred revenue	—	20,000
Due to affiliates	—	29,838
Total Current Liabilities	46,976	1,457,761

Stockholders' Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; no shares issued
and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, $.001 par value: 90,000,000 shares authorized; 18,392,487 and 22,422,978
shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	18,392	22,423
Additional paid-in-capital	13,718,933	11,124,629
Accumulated other comprehensive income	(17,657)	(16,445)
Accumulated deficit	(13,737,515)	(10,196,529)

Total Stockholders' Equity	(17,846)	934,078
Total Liabilities and Stockholders' Equity	$29,130	$2,391,839

See accompanying notes to unaudited consolidated financial statements

China Gateway Corporation
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenue	$—	$—	$—	$—

Cost of Sales	—	—	—	—

Gross Profit	—	—	—	—

Operating Expenses:
Administration	—	—		—
Sales and marketing	—	—		—
Information technology	—	—		—
Operations	—	—		—
Finance	—	—		—
Corporate	47,846	127,341	47,846	62,261
Depreciation and amortization	—	—		—
Total Operating Expenses	47,846	127,341	47,846	62,261

Operating Loss	(47,846)	(127,341)	(47,846)	(62,261)

Non-Operating Items:
Interest income	—	—		—

Loss before (provision) benefit for income taxes	(47,846)	(127,341)	(47,846)	(62,261)

(Provision) benefit for income taxes	—	—	—	—

Net Loss from Continuing Operations	(47,846)	(127,341)	(47,846)	(62,261)

Discontinued Operations
Loss from Discontinued Operations	(3,841,706)	(1,804,189)	(2,174,490)	(1,159,137)

Net Loss	(3,889,552)	(1,931,530)	(2,222,336)	(1,221,397)

Other Comprehensive Income
Foreign currency translation adjustment	(1,212)	11,748	277	6,267

Comprehensive Loss	$(3,890,764)	$(1,919,783)	$(2,222,059)	$(1,215,131)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per share attributable
to common stockholders	$(0.17)		$(0.10)
Weighted average shares used to compute basic and
diluted loss per share attributable to common stockholders	23,360,677		22,928,850

See accompanying notes to unaudited consolidated financial statements

China Gateway Corporation
Consolidated Statements of Cash Flows
Six Months ended June 30,

	2008	2007
Cash Flows From Operating Activities:
Net loss from operations	$(47,846)	$(127,341)
Net loss from discontinued operations	(3,841,706)	(1,804,189)
Gain on disposal	348,567	—
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation and amortization	53,255	78,604
Issuance of restricted common stock in exchange for consulting services	85,000	16,500
Issuance of warrants in exchange for settlement agreement	2,061,462	—
Issuance of restricted common stock as part of settlement agreement	14,849	—
Return of restricted common stock as part of acquisition	(9,548)	—
Compensation expense - stock options, restricted stock units and warrants	346,846	2,491
Changes in operating assets and liabilities:
Accounts receivable, trade	615,992	636,214
Prepaid expenses	217,082	(847,208)
Other assets	4,750	—
Deposits		25,000
Stockholder interest receivable		(376)
Corporation tax refund receivable	—	78,063
Deferred income tax	(10)	—
Accounts payable and accrued expenses	(1,353,050)	(108,981)
Deferred revenue	(20,000)	4,000
Total adjustments	2,016,627	(115,693)
Net cash used in operating activities	(1,524,359)	(2,047,223)

Cash Flows From Investing Activities:
Property and equipment expenditures	(12,334)	(29,121)
Proceeds from the sale of equipment	191,069
Proceeds from the sale of capitalized production cost expenditures	400,000
Principal payments received on note receivable, stockholder	—	6,250
Net cash flow used in investing activities	578,736	(22,871)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	91,664	—
Due from/to affiliates	32,467	(278,884)
Net cash flow provided by (used in) financing activities	124,131	(278,884)

Effect of exchange rate changes on cash	(2,160)	15,343

Net (decrease) increase in Cash	(823,652)	(2,333,636)

Cash, Beginning of Year	852,782	4,081,176
Cash, End of Period	$29,130	$1,747,540

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	$—	$4,460
Noncash Investing Activities:
Note receivable, stockholder	$—	$50,000

See accompanying notes to unaudited consolidated financial statements

China Gateway Corporation
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of China Gateway Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2007 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered losses of $2,222,336 and $3,889,552 for the three and six months ended June 30, 2008, and has an accumulated deficit of $13,737,515 at June 30, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DISCONTINUED OPERATIONS

On June 5, 2008, China Gateway Corporation, formerly g8wave Holdings, Inc. (the “Company”), sold to Bradley Mindich (the “Sale”) all of the Company’s right, title, and interest in and to all of the capital stock of the Company’s wholly-owned subsidiary, g8wave, Inc., a Delaware corporation, pursuant to that certain Stock Purchase Agreement, entered into as of May 12, 2008 (the “Stock Purchase Agreement”), by and among Mr. Mindich, PMCG Management Company, LLC (“PMCG”) and the Company.

Pursuant to the Sale, in exchange for the capital stock of g8wave, Inc., Mr. Mindich (1) paid to the Company at closing the sum of $30,000, (2) surrendered to the Company all of the shares of the Company’s Common Stock held by Mr. Mindich (9,547,500 shares), which were subsequently cancelled, (3) assumed and agreed to discharge certain of the Company’s liabilities, as set forth in the Purchase Agreement, (4) assumed and agreed to pay to the Company an amount that is reasonably necessary for the Company to continue in existence and remain in compliance with applicable laws and the rules and regulations of the Securities and Exchange Commission and state securities regulators for a period of 12 months following the closing, in an amount not to exceed $125,000, less the $30,000 paid at closing, and (5) obtained an extended reporting period endorsement to the Company’s D&O insurance policy for a period of 3 years following the closing.

Pursuant to the Purchase Agreement, Mr. Mindich is also required to indemnify, defend and hold harmless the Company, its affiliates, and certain other related parties from and against the liabilities being assumed by Mr. Mindich and all liabilities of g8wave, Inc.

As a result of the Sale, the Company became a “shell company” as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended.

In connection with the Sale, all of the assets and liabilities of g8wave, Inc. were transferred. The following schedule shows the effects of the Sale on the Consolidated Balance Sheet:

			Adjusted
	June 5, 2008	Adjustments	June 5, 2008
Assets	Unaudited

Current Assets:
Cash	$—	$30,000	$30,000
Accounts receivable	726,273	(726,273)	—
Prepaid expenses	155,767	(155,767)	—
Due from affiliates	69,044	(69,044)	—
Corporation tax refund receivable	—	—	—
Deferred tax asset	39,346	(39,346)	—
Other current assets	4,750	(4,750)	—
Total Current Assets	995,180	(965,180)	30,000

Property, plant, and equipment, net	191,069	(191,069)	—
Capitalized production costs	400,000	(400,000)	—
Total Assets	$1,586,250	$(1,556,250)	$30,000

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,398,803	$(1,398,803)	$—
Deferred revenue	17,000	(17,000)	—
Due to affiliates	22,929	(22,929)	—
Total Current Liabilities	1,438,732	(1,438,732)	—

Notes Payable	456,537	(456,537)	—

Total liabilities	1,895,269	(1,895,269)	—

Stockholders' Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; no shares issued
and outstanding	—	—	—
Common stock, $.001 par value: 90,000,000 shares authorized; 18,392,487
shares issued and outstanding	27,940	(9,548)	18,392
Additional paid-in-capital	13,718,933		13,718,933
Accumulated other comprehensive income	(17,657)		(17,657)
Accumulated deficit	(14,038,235)	348,567	(13,689,668)

Total Stockholders' Equity	(309,019)	339,019	30,000

Total Liabilities and Stockholders' Equity	$1,586,250	$(1,556,250)	$30,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to China Gateway Corporation, a Delaware corporation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provides information that we believe is relevant to an assessment and understanding of our financial position and results of operations and plan of operation. The following discussion of the financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation; the Financial Statements; the Notes to the Financial Statements; the Risk Factors included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and all our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. You should review carefully the section entitled “Risk Factors” beginning on page 8 of this Quarterly Report on Form 10-Q for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

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

On June 5, 2008, g8wave Holdings, Inc., sold (the “Sale”) to Bradley Mindich all of its right, title, and interest in and to all of the capital stock of g8wave, Inc., pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), entered into as of May 12, 2008, by and among Mr. Mindich, PMCG Management Company, LLC and g8wave Holdings, Inc. On June 12, 2008, g8wave Holdings, Inc., filed a Certificate of Amendment to its Certificate of Incorporation changing its name to “China Gateway Corporation”.

Pursuant to the Sale, in exchange for the capital stock of g8wave, Inc., Mr. Mindich (1) paid to us at closing the sum of $30,000, (2) surrendered to us all of the shares of our Common Stock held by Mr. Mindich (9,547,500 shares), which were subsequently cancelled, (3) assumed and agreed to discharge certain of our liabilities, as set forth in the Purchase Agreement, (4) assumed and agreed to pay to us an amount that is reasonably necessary for us to continue in existence and remain in compliance with applicable laws and the rules and regulations of the Securities and Exchange Commission and state securities regulators for a period of 12 months following the closing, in an amount not to exceed $125,000, less the $30,000 paid at closing, and (5) obtained an extended reporting period endorsement to our D&O insurance policy for a period of 3 years following the closing.

As a result of the Sale, we became a “shell company” as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

As a result of the Sale and our subsequent shell company status, the three month results are not comparable or material and thus a discussion thereof is omitted.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

As a result of the Sale and our subsequent shell company status, the six month results are not comparable or material and thus a discussion thereof is omitted.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we suffered losses of $2,222,336 and $3,889,552 for the three and six months ended June 30, 2008, and have an accumulated deficit of $13,737,515 at June 30, 2008. At June 30, 2008, we had cash and cash equivalents of $29,130. Moreover, as a result of the Sale, we have minimal assets and operations and, therefore, our operations are not an adequate source to fund our future operations. These matters give rise to substantial doubt about our ability to continue as a going concern.

Pursuant to the Purchase Agreement, Mr. Mindich is required to pay to us an amount that is reasonably necessary for us to continue in existence and remain in compliance with applicable laws and the rules and regulations of the Securities and Exchange Commission and state securities regulators for a period of 12 months following the closing, in an amount not to exceed $125,000, less the $30,000 paid at closing. However, we will require additional funding in order to continue as a going concern. Our ability to raise additional capital may be adversely affected by the fact that the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007, includes a going concern opinion. We do not have any firm commitments for additional financing, and there is no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Our ability to continue our operations will be dependent on our ability to obtain such further financing.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

The FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of be used for all business combinations and for an acquirer to be identified for each business combination. SFAS

No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS No. 141R.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007. This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS No. 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards 161 ("FAS 161"), "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." FAS 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. We do not expect the adoption of FAS 161 to have a material effect on our financial statements.

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

Risks Relating to Our Company and Business

Our independent registered public accounting firm has indicated substantial doubt about our ability to continue as a “going concern.” If we are unable to successfully secure financing, we may be unable to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, includes a “going concern” qualification. As discussed in Note 2 to the audited financial statements, we have suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We have incurred substantial net losses of $2,222,336 and $3,889,552 for the three and six months ended June 30, 2008 and have an accumulated deficit of $13,737,515 at June 30, 2008. At June 30, 2008, we had cash and cash equivalents of $29,130. Moreover, as a result of the Sale, we have minimal assets and operations and, therefore, our operations are not an adequate source to fund our future operations. These matters give rise to substantial doubt about our ability to continue as a going concern.

Pursuant to the Purchase Agreement, Mr. Mindich is required to pay to us an amount that is reasonably necessary for us to continue in existence and remain in compliance with applicable laws and the rules and regulations of the Securities and Exchange Commission and state securities regulators for a period of 12 months following the closing, in an amount not to exceed $125,000, less the $30,000 paid at closing. However, we will require additional funding in order to continue as a going concern. Our ability to raise additional capital may be adversely affected by the fact that the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007, includes a going concern opinion. We do not have any firm commitments for additional financing, and there is no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Our ability to continue our operations will be dependent on our ability to obtain such further financing.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP). Based on this evaluation, our management concluded that, as of June 30, 2008, our internal control over financial reporting was not effective based on those criteria. The following material weaknesses were identified from our evaluation:

•
Due to our small size and limited financial resources, our principal executive officer and principal financial officer has been the only individual involved in the preparation of all financial disclosures. As a result, there is no segregation of duties with regard to the preparation of financial disclosures.

In order to remedy these weaknesses, we have utilized, and have budgeted funds to continue to retain, outside consulting services to review the financial disclosures. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our Certificate of Incorporation permits the issuance of up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of August 12, 2008, we had an aggregate of 18,633,064 shares of our common stock and 10,000,000 shares of our preferred stock authorized but unissued. Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

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

None.

Item 4T.	Controls and Procedures

Evaluation of Disclosure and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP). Based on this evaluation, our management concluded that, as of June 30, 2008, our internal control over financial reporting was not effective based on those criteria. The following material weaknesses were identified from our evaluation:

•
Due to our small size and limited financial resources, our principal executive officer and principal financial officer has been the only individual involved in the preparation of all financial disclosures. As a result, there is no segregation of duties with regard to the preparation of financial disclosures.

In order to remedy these weaknesses, we have utilized, and have budgeted funds to continue to retain, outside consulting services to review financial. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

We are a smaller reporting company. Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As previously reported in our Current Report on Form 8-K filed with the Securities Exchange Commission on June 11, 2008, pursuant to that certain General Release and Termination Agreement, on June 5, 2008, we issued to Habib Khoury, our former President and Chief Executive Officer, 3,183,727 shares of our common stock in full satisfaction of any and all amounts owing to Mr. Khoury under the terms of his employment agreement. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided for in Section 4(2) thereof.

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 5, 2008	9,547,500 shares of Common Stock*	N/A*	0	N/A

*
As previously reported in our Current Report on Form 8-K filed with the Securities Exchange Commission on June 11, 2008, pursuant to that certain Stock Purchase Agreement, dated as of May 12, 2008, by and among Bradley Mindich, PMCG Management Company, LLC, and us, we sold to Mr. Mindich all of our right, title, and interest in and to all of the capital stock of our wholly-owned subsidiary, g8wave, Inc., a Delaware corporation. As partial consideration for such shares, Mr. Mindich surrendered to us for cancellation 9,547,500 shares of our common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 21, 2008, we submitted the following to proposals (the “Proposals”) to our stockholders for approval by written consent:

1.    The sale by us to Mr. Mindich of our wholly-owned subsidiary, g8wave, Inc.

2.    The amendment to our Certificate of Incorporation, as amended, to change our name to “China Gateway Corporation”.

17,465,820 shares voted in favor of the Proposals, none voted against, and 7,050,440 abstained. The shares voted in favor of the Proposals constituted a majority of the voting shares outstanding, as well as a majority of the disinterested voting shares outstanding.

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

Dated: August 13, 2008		China Gateway Corporation

	By:	/s/ Martin Key
Martin Key Chief Executive Officer