Form 10-Q
period 2008-09-30
China Gateway CORP
filed 2008-11-14
CIK 1371916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes ☒   No ☐

The number of shares outstanding of each of the issuer’s classes of equity as of September 30, 2008: 18,633,064 shares of common stock, no par value. As of September 30, 2008, the issuer had no shares of preferred stock outstanding.

Explanatory Note

As previously reported, on June 5, 2008, China Gateway Corporation, formerly g8wave Holdings, Inc. (the “Company”), sold to Bradley Mindich (the “Sale”) all of the Company’s right, title, and interest in and to all of the capital stock of the Company’s wholly-owned subsidiary, g8wave, Inc., a Delaware corporation, pursuant to that certain Stock Purchase Agreement, entered into as of May 12, 2008, by and among Mr. Mindich, PMCG Management Company, LLC (“PMCG”), and the Company.

As a result of the Sale, the Company became a “shell company” as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended.

As set forth in footnote 4 to the financial statements included in this Quarterly Report on Form 10-Q, the Company has amended certain aspects of the way in which it accounted for the Sale as reported in its Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2008. More specifically, the Company has amended the Loss From Discontinued Operations as of June 30, 2008 to include the gain on disposal of $348,567. The adjustment results in a reduction of the Loss from Discontinued Operations from $2,174,490 and $3,841,706 to $1,825,923 and $3,493,139, respectively, for the three and six months ended June 30, 2008. The noted adjustment also resulted in a reduction of the basic and diluted net loss per share attributable to common stockholders from $0.10 and $0.17, respectively, to $0.08 and $0.15 for the three and six months ended June 30, 2008. The noted adjustments have been incorporated into the reported results for the three and nine months ended September 30, 2008, as set forth in the financial statements included within this Quarterly Report on Form 10-Q.

The Company intends to amend its financial statements for the fiscal quarter ended June 30, 2008, by filing an amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2008. Until such time as such amendment is filed, the financial information contained in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 should not be relied upon.

i

China Gateway Corporation

ii

China Gateway Corporation
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
Assets	(unaudited)

Current Assets:
Cash	$10,744	$852,782
Accounts receivable	-	622,061
Prepaid expenses	-	218,421
Due from affiliates	-	61,028
Other current assets	-	4,750

Total Current Assets	10,744	1,759,042

Property, plant, and equipment, net	-	232,797
Capitalized production costs	-	400,000

Total Assets	$10,744	$2,391,839

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities:
Accounts payable and accrued expenses	$27,037	$1,407,923
Deferred revenue	-	20,000
Due to affiliates	-	29,838

Total Current Liabilities	27,037	1,457,761

Stockholders' (Deficit) Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; no shares issued
and outstanding at September 30, 2008 and December 31, 2007, respectively	-	-
Common stock, $.001 par value: 90,000,000 shares authorized; 18,633,064 and 22,422,978
shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	18,633	22,423
Additional paid-in-capital	13,718,692	11,124,629
Accumulated other comprehensive income	(17,657)	(16,445)
Accumulated deficit	(13,735,961)	(10,196,529)

Total Stockholders' (Deficit) Equity	(16,293)	934,078

Total Liabilities and Stockholders' (Deficit) Equity	$10,744	$2,391,839

See accompanying notes to consolidated financial statements

China Gateway Corporation
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses:
Administration	-	-	-	-
Sales and marketing	-	-	-	-
Information technology	-	-	-	-
Operations	-	-	-	-
Finance	-	-	-	-
Corporate	73,293	199,748	25,447	72,413
Depreciation and amortization	-	-	-	-
Total Operating Expenses	73,293	199,748	25,447	72,413

Operating Loss	(73,293)	(199,748)	(25,447)	(72,413)

Non-Operating Items:
Interest income	27,000	-	27,000	-

Loss before (provision) benefit for income taxes	(46,293)	(199,748)	1,553	(72,413)

(Provision) benefit for income taxes	-	-	-	-

Net Loss from Continuing Operations	(46,293)	(199,748)	1,553	(72,413)

Discontinued Operations
Loss from Discontinued Operations (including gain on disposal of $348,567)	(3,493,139)	(4,684,740)	-	(2,878,815)

Net Loss	(3,539,432)	(4,884,488)	1,553	(2,951,228)

Other Comprehensive Income
Foreign currency translation adjustment	(1,212)	35,312	-	11,642

Comprehensive Loss	$(3,540,644)	$(4,849,176)	$1,553	$(2,939,586)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per share attributable
to common stockholders	$(0.16)	$(0.27)	$0.00	$(0.15)
Weighted average shares used to compute basic and
diluted loss per share attributable to common stockholders	21,735,549	17,787,106	18,520,620	19,776,598

See accompanying notes to consolidated financial statements

China Gateway Corporation
Consolidated Statements of Cash Flows
Nine Months ended September 30,

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(3,539,432)	$(4,884,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,255	116,400
Issuance of restricted common stock in exchange for consulting services	85,000	16,500
Issuance of warrants in exchange for settlement agreement	2,061,462	-
Issuance of restricted common stock as part of settlement agreement	14,849	-
Return of restricted common stock as part of acquisition	(9,548)	-
Compensation expense - stock options, restricted stock units and warrants	346,846	1,489,264
Changes in operating assets and liabilities:
Accounts receivable, trade	615,992	672,853
Prepaid expenses	217,082	(673,346)
Other assets	4,750	-
Deposits	-	25,000
Stockholder interest receivable	-	388
Corporation tax refund receivable	-	78,753
Deferred income tax	(10)	-
Accounts payable and accrued expenses	(1,372,989)	(310,184)
Deferred revenue	(20,000)	3,000
Total adjustments	1,996,688	1,418,628
Net cash used in operating activities	(1,542,744)	(3,465,860)

Cash Flows From Investing Activities:
Property and equipment expenditures	(12,334)	(68,567)
Proceeds from the sale of equipment	191,069	-
Proceeds from the sale of capitalized production cost expenditures	400,000	-
Principal payments received on note receivable, stockholder	-	6,250
Net cash flow provided by (used in) investing activities	578,736	(62,317)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	91,664	1,867,473
Forgiveness of note receivable, stockholder	-	31,250
Due from/to affiliates	32,467	(241,513)
Net cash flow provided by (used in) financing activities	124,131	1,657,210

Effect of exchange rate changes on cash	(2,160)	17,857

Net decrease in Cash	(842,038)	(1,853,110)

Cash, Beginning of Period	852,782	4,081,176
Cash, End of Period	$10,744	$2,228,066

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$206
Cash paid for taxes	$-	$27,259

See accompanying notes to consolidated financial statements

China Gateway Corporation
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of China Gateway Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the Company’s audited 2007 annual financial statements and notes thereto filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2007 annual financial statements, have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a gain of $1,553 and a loss of $3,539,432, for the three and nine month periods ended September 30, 2008, and has an accumulated deficit of $13,735,961 at September 30, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DISCONTINUED OPERATIONS

On June 5, 2008, the Company sold to Bradley Mindich (the “Sale”) all of the Company’s right, title, and interest in and to all of the capital stock of the Company’s wholly-owned subsidiary, g8wave, Inc., a Delaware corporation, pursuant to that certain Stock Purchase Agreement, entered into as of May 12, 2008 (the “Purchase Agreement”), by and among Mr. Mindich, PMCG Management Company, LLC (“PMCG”) and the Company.

Pursuant to the Sale, in exchange for the capital stock of g8wave, Inc., Mr. Mindich (1) paid to the Company at closing the sum of $30,000, (2) surrendered to the Company all of the shares of the Company’s Common Stock held by Mr. Mindich (9,547,500 shares), which were subsequently cancelled, (3) assumed and agreed to discharge certain of the Company’s liabilities, as set forth in the Purchase Agreement, (4) assumed and agreed to pay to the Company an amount that is reasonably necessary for the Company to continue in existence and remain in compliance with applicable laws and the rules and regulations of the SEC and state securities regulators for a period of 12 months following the closing, in an amount not to exceed $125,000, less the $30,000 paid at closing, and (5) obtained an extended reporting period endorsement to the Company’s D&O insurance policy for a period of 3 years following the closing.

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

In connection with the Sale, all of the assets and liabilities of g8wave, Inc. were transferred. The following schedule shows the effects of the Sale on the Consolidated Balance Sheet:

			Adjusted
	June 5, 2008	Adjustments	June 5, 2008
Assets	Unaudited

Current Assets:
Cash	$-	$30,000	$30,000
Accounts receivable	726,273	(726,273)	-
Prepaid expenses	155,767	(155,767)	-
Due from affiliates	69,044	(69,044)	-
Corporation tax refund receivable	-	-	-
Deferred tax asset	39,346	(39,346)	-
Other current assets	4,750	(4,750)	-

Total Current Assets	995,180	(965,180)	30,000

Property, plant, and equipment, net	191,069	(191,069)	-
Capitalized production costs	400,000	(400,000)	-

Total Assets	$1,586,250	$(1,556,250)	$30,000

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,398,803	$(1,398,803)	$-
Deferred revenue	17,000	(17,000)	-
Due to affiliates	22,929	(22,929)	-

Total Current Liabilities	1,438,732	(1,438,732)	-

Notes Payable	456,537	(456,537)	-

Total liabilities	1,895,269	(1,895,269)	-

Stockholders' Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; no shares issued
and outstanding	-	-	-
Common stock, $.001 par value: 90,000,000 shares authorized; 18,392,487
shares issued and outstanding	27,940	(9,548)	18,392
Additional paid-in-capital	13,718,933		13,718,933
Accumulated other comprehensive income	(17,657)		(17,657)
Accumulated deficit	(14,038,235)	348,567	(13,689,668)

Total Stockholders' Equity	(309,019)	339,019	30,000

Total Liabilities and Stockholders' Equity	$1,586,250	$(1,556,250)	$30,000

NOTE 4 - ADJUSTMENTS TO PRIOR PERIOD BALANCES

To properly account for the Company’s Loss from Discontinued Operations, we have amended the Loss from Discontinued Operations as of June 30, 2008 to include the gain on disposal of $348,567. The adjustment results in a reduction of the Loss from Discontinued Operations from $2,174,490 and $3,841,706, respectively, to $1,825,923 and $3,493,139 for the three and six months ended June 30, 2008. The noted adjustment also resulted in a reduction of the basic and diluted net loss per share attributable to common stockholders from $0.10 and $0.17, respectively, to $0.08 and $0.15 for the three and six months ended June 30, 2008. The noted adjustments have been incorporated into the reported results for the three and nine months ended September 30, 2008.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. You should review carefully the section entitled “Risk Factors” beginning on page 10 of this Quarterly Report on Form 10-Q for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

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

Overview

We were organized in the State of New York in 1989, and reincorporated in Nevada on July 11, 2006, as International Food and Wine Consultants, Inc. On August 9, 2007, International Food and Wine Consultants, Inc. merged with and into its wholly-owned Delaware subsidiary, for the sole purpose of changing its state of incorporation to Delaware. On August 13, 2007, G8Wave Acquisition Corp., a newly formed wholly-owned subsidiary of International Food and Wine Consultants, Inc., merged with and into G8Wave, Inc., a private Delaware corporation (the “Merger”). Upon the closing of the Merger, G8Wave, Inc. became a wholly-owned subsidiary of International Food and Wine Consultants, Inc., and International Food and Wine Consultants, Inc. succeeded to G8Wave, Inc.’s line of business as its sole line of business. In connection with the Merger, International Food and Wine Consultants, Inc. changed its name to g8wave Holdings, Inc. and G8Wave Inc.’s name was changed to g8wave, Inc.

On June 5, 2008, g8wave Holdings, Inc. sold (the “Sale”) to Bradley Mindich all of its right, title, and interest in and to all of the capital stock of g8wave, Inc., pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), entered into as of May 12, 2008, by and among Mr. Mindich, PMCG Management Company, LLC and g8wave Holdings, Inc. On June 12, 2008, g8wave Holdings, Inc. filed a Certificate of Amendment to its Certificate of Incorporation to change its name to “China Gateway Corporation”.

Pursuant to the Sale, in exchange for the capital stock of g8wave, Inc., Mr. Mindich (1) paid to us at closing the sum of $30,000, (2) surrendered to us all of the shares of our Common Stock held by Mr. Mindich (9,547,500 shares), which were subsequently cancelled, (3) assumed and agreed to discharge certain of our liabilities, as set forth in the Purchase Agreement, (4) assumed and agreed to pay to us an amount that is reasonably necessary for us to continue in existence and remain in compliance with applicable laws and the rules and regulations of the SEC and state securities regulators for a period of 12 months following the closing, in an amount not to exceed $125,000, less the $30,000 paid at closing, and (5) obtained an extended reporting period endorsement to our D&O insurance policy for a period of 3 years following the closing. As of September 30, 2008, Mr. Mindich has paid to us approximately $57,000 (including amounts paid at closing).

As a result of the Sale, we became a “shell company” as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

As a result of the Sale and our subsequent shell company status, the three month results are not comparable or material and thus a discussion thereof is omitted.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

As a result of the Sale and our subsequent shell company status, the nine month results are not comparable or material and thus a discussion thereof is omitted.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred a gain of $1,553 and loss of $3,539,432 for the three and nine months ended September 30, 2008, and have an accumulated deficit of $13,735,961 at September 30, 2008. At September 30, 2008, we had cash and cash equivalents of $10,744. Moreover, as a result of the Sale, we have minimal assets and operations and, therefore, our operations are not an adequate source to fund our future operations. These matters give rise to substantial doubt about our ability to continue as a going concern.

Pursuant to the Purchase Agreement, Mr. Mindich is required to pay to us an amount that is reasonably necessary for us to continue in existence and remain in compliance with applicable laws and the rules and regulations of the SEC and state securities regulators for a period of 12 months following the closing, in an amount not to exceed $125,000, less the $30,000 paid at closing. As of September 30, 2008, Mr. Mindich has paid to us approximately $57,000 (including amounts paid at closing). We will require additional funding in order to continue as a going concern. Our ability to raise additional capital may be adversely affected by the fact that the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007, includes a going concern opinion. We do not have any firm commitments for additional financing, and there is no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Our ability to continue our operations will be dependent on our ability to obtain such further financing.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, includes a “going concern” qualification. As discussed in Note 2 to the audited financial statements, we have suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We have incurred substantial net losses of $3,539,432 for the nine months ended September 30, 2008, and have an accumulated deficit of $13,762,961 at September 30, 2008. At September 30, 2008, we had cash and cash equivalents of $10,744. Moreover, as a result of the Sale, we have minimal assets and operations and, therefore, our operations are not an adequate source to fund our future operations. These matters give rise to substantial doubt about our ability to continue as a going concern.

Pursuant to the Purchase Agreement, Mr. Mindich is required to pay to us an amount that is reasonably necessary for us to continue in existence and remain in compliance with applicable laws and the rules and regulations of the Securities and Exchange Commission and state securities regulators for a period of 12 months following the closing, in an amount not to exceed $125,000, less the $30,000 paid at closing. As of September 30, 2008, Mr. Mindich has paid to us approximately $57,000 (including amounts paid at closing). We will require additional funding in order to continue as a going concern. Our ability to raise additional capital may be adversely affected by the fact that the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2007, includes a going concern opinion. We do not have any firm commitments for additional financing, and there is no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Our ability to continue our operations will be dependent on our ability to obtain such further financing.

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

We could be adversely affected by litigation. If we were subject to a significant adverse litigation outcome, our financial condition could be materially adversely affected.

We are a defendant in certain proceedings which are described in “Part II. Item 1. Legal Proceedings” herein.

From time to time, we are involved in other litigation matters arising from the normal course of our business activities. The actions filed against us and other litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention, and an adverse outcome in litigation could materially adversely affect our business, results of operations and financial condition.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP). Based on this evaluation, our management concluded that, as of September 30, 2008, our internal control over financial reporting was not effective based on those criteria. The following material weaknesses were identified from our evaluation:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our Certificate of Incorporation permits the issuance of up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of November 12, 2008, we had an aggregate of 18,633,064 shares of our common stock issued and outstanding and 10,000,000 shares of our preferred stock authorized but unissued. Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4T. Controls and Procedures

Evaluation of Disclosure and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

As previously reported, on or about August 25, 2008, PodChannels, Inc., an Ontario corporation (“Pod”), filed a civil action in the Massachusetts Superior Court, Norfolk County, captioned PodChannels, Inc. v. G8Wave, Inc. et al. (Civ. A. No. 08-1607-A). Pod alleges that G8Wave, Inc., our former subsidiary (“G8”), Bradley Mindich, as an officer of G8, Habib Khoury, as a former officer of G8, and the registrant, as the former stockholder of G8, are liable for breach of contract, quantum meruit and violation of Massachusetts General Law Section 93A. In particular, Pod alleges that it provided consulting and software development services to G8 pursuant to a purported consulting agreement for which Pod was only partially compensated. Pod is seeking the outstanding balance of $246,590.40, treble damages in accordance with Massachusetts General Law Section 93A, and attorneys’ fees. Pod also seeks injunctive relief against G8 and the registrant, “restraining and enjoining” them from "paying any monies . . . other than in the ordinary course of business.” On September 17, 2008, the Court denied Pod’s motion for preliminary injunctive relief.

We first learned of the lawsuit on September 15, 2008. To date, we have not been served with a summons or complaint.

Pursuant to the Purchase Agreement, Mr. Mindich has agreed to indemnify, defend, and hold us harmless from certain claims, including, without limitation, those detailed above. We understand that on or about November 12, 2008, Pod filed a Notice of Dismissal dismissing the above actions against us.

We believe that we have meritorious defenses and intend to defend this matter vigorously. However, as the above suit is in its early stages, and given the inherent uncertainties involved in litigation, we are unable to provide an opinion as to the likely final outcome of the litigation, or the amount of any loss if the outcome should be unfavorable. However, if a court or jury rules against us, the ruling is ultimately sustained on appeal, damages are awarded against us, and Mr. Mindich is unwilling or unable to comply with his indemnification obligations, such ruling could have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors.

We are a smaller reporting company. Smaller reporting companies are not required to provide the information required by this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits

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

Dated: November 14, 2008		China Gateway Corporation

	By:	/s/ Martin Key
Martin Key Chief Executive Officer