Form 10-Q/A
period 2008-06-30
China Gateway CORP
filed 2009-02-05
CIK 1371916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 on Form I0-Q/A amends our Quarterly Report on Form I0-Q for the fiscal period ended June 30, 2008, as initially filed with the Securities and Exchange Commission on August 13, 2008, and is being filed to reflect the restatement of our consolidated financial statements for the six-month period ended June 30, 2008, as discussed in footnote 4 to the financial statements hereto.

As previously reported, on June 5, 2008, China Gateway Corporation, formerly g8wave Holdings, Inc. (the "Company"), sold to Bradley Mindich (the "Sale") all of the Company's right, title, and interest in and to all of the capital stock of the Company's wholly-owned subsidiary, g8wave, Inc,, a Delaware corporation, pursuant to that certain Stock Purchase Agreement, entered into as of May 12, 2008, by and among Mr. Mindich, PMCG Management Company, LLC, and the Company.

As a result of the Sale, the Company became a "shell company" as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended.

As previously reported in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, and as described in footnote 4 to the financial statements included in this Amendment No. 1 on Form 10-Q/A, the Company has amended certain aspects of the way in which it accounted for the Sale as reported in its Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2008. More specifically, the Company has amended the Loss From Discontinued Operations as of June 30, 2008 to include the gain on disposal of $348,567. The adjustment results in a reduction of the Loss from Discontinued Operations from $2,174,490 and $3,841,706 to $1,825,923 and $3,493,139, respectively, for the three and six months ended June 30, 2008. The noted adjustment also resulted in a reduction of the basic and diluted net loss per share attributable to common stockholders from $0.10 and $0.17 to $0.08 and $0.15, respectively, for the three and six months ended June 30, 2008.

The restatement of the consolidated financial statements for the second fiscal quarter of 2008 is reflected in this Amendment No. 1 on Form 10-Q/A.

Changes have been made to the following items in this Amendment No. 1 on Form 10-Q/A as a result of the restatement:

Part I

•	Item 1. Financial Statements (unaudited)

•	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Amendment No. I on Form 10-Q/A does not reflect events, other than those relating to the restatement, that have occurred after August 13, 2008, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to events occurring after August 13, 2008 has been or will be set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a "current" date refer to such facts and circumstances as of such original filing date.

Our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 is superseded in its entirety by this Amendment No. 1 on Form 10-Q/A and should not be relied upon.

China Gateway Corporation

- i -

China Gateway Corporation
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
Assets	(unaudited)

Current Assets:
Cash	$29,130	$852,782
Accounts receivable	—	622,061
Prepaid expenses	—	218,421
Due from affiliates	—	61,028
Other current assets	—	4,750
Total Current Assets	29,130	1,759,042

Property, plant, and equipment, net	—	232,797
Capitalized production costs	—	400,000
Total Assets	$29,130	$2,391,839

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$46,976	$1,407,923
Deferred revenue	—	20,000
Due to affiliates	—	29,838
Total Current Liabilities	46,976	1,457,761

Stockholders' Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; no shares issued
and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, $.001 par value: 90,000,000 shares authorized; 18,392,487 and 22,422,978
shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	18,392	22,423
Additional paid-in-capital	13,718,933	11,124,629
Accumulated other comprehensive loss	(17,656)	(16,445)
Accumulated deficit	(13,737,515)	(10,196,529)

Total Stockholders' Equity (Deficit)	(17,846)	934,078
Total Liabilities and Stockholders' Equity (Deficit)	$29,130	$2,391,839

See accompanying notes to consolidated financial statements

China Gateway Corporation
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenue	$—	$—	$—	$—

Cost of Sales	—	—	—	—

Gross Profit	—	—	—	—

Operating Expenses:
Administration	—	—		—
Sales and marketing	—	—		—
Information technology	—	—		—
Operations	—	—		—
Finance	—	—		—
Corporate	47,846	127,341	47,846	62,261
Depreciation and amortization	—	—		—
Total Operating Expenses	47,846	127,341	47,846	62,261

Operating Loss	(47,846)	(127,341)	(47,846)	(62,261)

Non-Operating Items:
Interest income	—	—		—

Loss before (provision) benefit for income taxes	(47,846)	(127,341)	(47,846)	(62,261)

(Provision) benefit for income taxes	—	—	—	—

Net Loss from Continuing Operations	(47,846)	(127,341)	(47,846)	(62,261)

Discontinued Operations
Loss from Discontinued Operations (including gain on disposal of $348,567 in 2008)	(3,493,139)	(1,804,189)	(1,825,923)	(1,159,137)

Net Loss	(3,540,985)	(1,931,530)	(1,873,769)	(1,221,398)

Other Comprehensive Income
Foreign currency translation adjustment	(1,212)	11,748	277	6,267

Comprehensive Loss	$(3,542,197)	$(1,919,782)	$(1,873,492)	$(1,215,131)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per share attributable
to common stockholders	$(0.15)		$(0.08)
Weighted average shares used to compute basic and
diluted loss per share attributable to common stockholders	23,360,677		22,928,850

See accompanying notes to consolidated financial statements

China Gateway Corporation
Consolidated Statements of Cash Flows
Six Months ended June 30,

	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(3,540,985)	$(1,931,530)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	53,255	78,604
Issuance of restricted common stock in exchange for consulting services	85,000	16,500
Issuance of warrants in exchange for settlement agreement	2,061,462	—
Issuance of restricted common stock as part of settlement agreement	14,849	—
Return of restricted common stock as part of acquisition	(9,548)	—
Compensation expense - stock options, restricted stock units and warrants	346,846	2,491
Changes in operating assets and liabilities:
Accounts receivable, trade	615,992	636,214
Prepaid expenses	217,082	(847,208)
Other assets	4,750	—
Deposits	—	25,000
Stockholder interest receivable	—	(376)
Corporation tax refund receivable	—	78,063
Deferred income tax	(10)	—
Accounts payable and accrued expenses	(1,353,050)	(108,981)
Deferred revenue	(20,000)	4,000
Total adjustments	2,016,628	(115,693)
Net cash used in operating activities	(1,524,357)	(2,047,223)

Cash Flows From Investing Activities:
Property and equipment expenditures	(12,335)	(29,121)
Proceeds from the sale of equipment	191,069
Proceeds from the sale of capitalized production cost expenditures	400,000
Principal payments received on note receivable, stockholder	—	6,250
Net cash flow provided by (used in) investing activities	578,734	(22,871)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	91,664	—
Due from/to affiliates	32,467	(278,884)
Net cash flow provided by (used in) financing activities	124,131	(278,884)

Effect of exchange rate changes on cash	(2,160)	15,342

Net decrease in Cash	(823,652)	(2,333,636)

Cash, Beginning of Year	852,782	4,081,176
Cash, End of Period	$29,130	$1,747,540

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	$—	$4,460
Noncash Investing Activities:
Note receivable, stockholder	$—	$50,000

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered losses of $1,873,769 and $3,540,985 for the three and six months ended June 30, 2008, and has an accumulated deficit of $13,737,515, and stockholders’ deficit of $17,846 at June 30, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern .

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

In connection with the Sale, all of the assets and liabilities of g8wave, Inc. were transferred. The following schedule shows the effects of the Sale on the Consolidated Balance Sheet:

			Adjusted
	June 5, 2008	Adjustments	June 5, 2008
Assets	Unaudited

Current Assets:
Cash	$—	$30,000	$30,000
Accounts receivable	726,273	(726,273)	—
Prepaid expenses	155,767	(155,767)	—
Due from affiliates	69,044	(69,044)	—
Corporation tax refund receivable	—	—	—
Deferred tax asset	39,346	(39,346)	—
Other current assets	4,750	(4,750)	—
Total Current Assets	995,180	(965,180)	30,000

Property, plant, and equipment, net	191,070	(191,070)	—
Capitalized production costs	400,000	(400,000)	—
Total Assets	$1,586,250	$(1,556,250)	$30,000

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$1,398,803	$(1,398,803)	$—
Deferred revenue	17,000	(17,000)	—
Due to affiliates	22,929	(22,929)	—
Total Current Liabilities	1,438,732	(1,438,732)	—

Notes Payable	456,537	(456,537)	—

Total liabilities	1,895,269	(1,895,269)	—

Stockholders' Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; no shares issued
and outstanding	—	—	—
Common stock, $.001 par value: 90,000,000 shares authorized; 18,392,487
shares issued and outstanding	27,940	(9,548)	18,392
Additional paid-in-capital	13,718,933		13,718,933
Accumulated other comprehensive income	(17,657)		(17,657)
Accumulated deficit	(14,038,235)	348,567	(13,689,668)

Total Stockholders' Equity (Deficit)	(309,019)	339,019	30,000

Total Liabilities and Stockholders' Equity	$1,586,250	$(1,556,250)	$30,000

NOTE 4 - ADJUSTMENTS TO PRIOR PERIOD BALANCES

To properly account for the Company's Loss from Discontinued Operations, we have amended the Loss from Discontinued Operations as of June 30, 2008 to include the gain on disposal of $348,567. The adjustment results in a reduction of the Loss from Discontinued Operations from $2,174,490 and $3,841,706 to $1,825,923 and $3,493,139, respectively, for the three and six months ended June 30, 2008. The noted adjustment also resulted in a reduction of the basic and diluted net loss per share attributable to common stockholders from $0.10 and $0.17 to $0.08 and $0.15, respectively, for the three and six months ended June 30, 2008.

NOTE 5 - COMMON STOCK ISSUANCE

During the six months ended June 30, 2008, the Company issued 500,000 shares of common stock in exchange for consulting services, 1,833,282 shares of common stock associated with the exercise of warrants, and 3,183,727 shares of common stock as part of a settlement agreement.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operation.

In December 2007, the FASB issued SFAS No, 141 (Revised 2007), "Business Combinations." SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133." SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60." The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables), SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 163 will not have an impact on the Company's financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In this Quarterly Report on Form 10-Q/A, unless the context requires otherwise, “we,” “us” and “our” refer to China Gateway Corporation, a Delaware corporation.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q/A includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. You should review carefully the section entitled “Risk Factors” beginning on page 8 of this Quarterly Report on Form 10-Q/A for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

The inclusion of the forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved. You should be aware that any forward-looking statement made by us in this Quarterly Report on Form 10-Q/A, or elsewhere, speaks only as of the date on which we make it. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q/A.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we suffered losses of $1,873,769 and $3,540,985 for the three and six months ended June 30, 2008, and have an accumulated deficit of $13,737,515 and stockholders’ deficit of $17,846 at June 30, 2008. At June 30, 2008, we had cash and cash equivalents of $29,130. Moreover, as a result of the Sale, we have minimal assets and operations and, therefore, our operations are not an adequate source to fund our future operations. These matters give rise to substantial doubt about our ability to continue as a going concern.

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

Impact of Recently Issued Accounting Pronouncements

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The adoption of this pronouncement did not have an impact on our financial position or results of operation.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133." SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60." The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 163 will not have an impact on the Company's financial statements.

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, includes a “going concern” qualification. As discussed in Note 2 to the audited financial statements, we have suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We have incurred substantial net losses of $1,873,769 and $3,540,985 for the three and six months ended June 30, 2008 and have an accumulated deficit of $13,737,515 and stockholders’ deficit of $17,846 at June 30, 2008. At June 30, 2008, we had cash and cash equivalents of $29,130. Moreover, as a result of the Sale, we have minimal assets and operations and, therefore, our operations are not an adequate source to fund our future operations. These matters give rise to substantial doubt about our ability to continue as a going concern.

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

Dated: February 5, 2009		China Gateway Corporation

	By:	/s/ Martin Key
Martin Key Chief Executive Officer